Form 10-Q
period 1996-03-31
SUNPHARM CORPORATION
filed 1996-05-15
CIK 884888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
                         Commission File Number 0-27578
                      ------------------------------------

                              SUNPHARM CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Delaware                                     F593097048
 (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

                         4651 Salisbury Road, Suite 205
                           Jacksonville, Florida 32256
                    (Address of principal executive offices)

                    Issuer's telephone number: (904) 296-3320
                      ------------------------------------


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|


                 Number of shares of the issuer's Common Stock
                    outstanding as of May 1, 1996: 2,884,535

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995 included in the Company's 1995 Form 10-KSB filed pursuant to Section 15(d) of the Securities Exchange Act of 1934.


                              SUNPHARM CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                                   December 31,              March 31, 1996
                                                                                       1995                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents....................................               $     331,069                  $1,084,137
   Investments..................................................                   1,290,464                          --
   Prepaid expenses.............................................                     159,857                     112,121
                                                                               -------------                  ----------
         Total current assets...................................                   1,781,390                   1,196,258
                                                                               -------------                  ----------

Receivable from stockholder.....................................                      13,114                      10,000
Other assets....................................................                      14,237                      13,337
                                                                               -------------                  ----------
                                                                               $   1,808,741                  $1,219,595
                                                                               =============                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
   Accounts payable.............................................               $     360,722                  $  501,342
   Accrued liabilities..........................................                     177,483                     198,365
   Accrued legal fees...........................................                     300,000                     231,498
   Notes payable................................................                      87,834                      59,152
                                                                               -------------                  ----------
         Total current liabilities                                                   926,039                     990,357
                                                                               -------------                  ----------

Commitments and contingencies

Stockholders' equity:
Undesignated series preferred stock,
   $.001 par value, 2,500,000 shares authorized,
   none issued and outstanding..................................                          --                          --

Common stock, $.0001 par value 25,000,000 shares
   authorized, 2,884,535 and 2,884,535 (unaudited)
      issued and outstanding, respectively......................                         288                         288
Additional paid-in capital......................................                   9,642,434                   9,642,434
Deficit accumulated during development stage....................                  (8,760,020)                 (9,413,484)
                                                                               --------------                 -----------
         Total stockholders' equity ............................                     882,702                     229,238
                                                                               -------------                  -----------
                                                                               $   1,808,741                  $1,219,595
                                                                               =============                  ===========

   The accompanying notes are an integral part of these financial statements.


                              SUNPHARM CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                   For the Period
                                                                                                                   from Inception
                                                                        For the Three Months Ended                  (May 3, 1990)
                                                                        --------------------------
                                                                                March 31,                          Through March
                                                                     1995                       1996                  31, 1996
                                                                     ----                       ----                  --------


Sponsored research/sublicensing revenues............        $           __           $                 __           $1,885,000

Interest income.....................................                38,835                     17,084                  179,741
                                                            --------------           ----------------               -----------

             Total revenues.........................                38,835                     17,084                2,064,741
                                                            --------------           ----------------               ----------



Expenses:
    Research and development........................               365,889                    337,655                6,005,887
    General and administrative......................             1,187,249                    332,893                5,262,338
    Royalty.........................................                    --                         --                  210,000
                                                            --------------           ----------------               ----------
            Total expenses..........................             1,553,138                    670,548               11,478,225
                                                            --------------           ----------------               ----------
Net loss............................................        $   (1,514,303)          $       (653,464)              $(9,413,484)
                                                            ==============           ================               ===========
Net loss per share..................................        $        (0.57)          $          (.023)
                                                            ==============           =================
Shares used in computing loss per share.............             2,673,210                  2,884,535
                                                            ==============           ================

   The accompanying notes are an integral part of these financial statements.

                                        4

                              SUNPHARM CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                 For the Period
                                                                                                                 from Inception
                                                                                                                  (May 3, 1990)
                                                                           For the Three Months Ended                Through
                                                                                   March 31,                        March 31 ,
                                                                           1995                  1996                  1996
                                                                           ----                  ----                  ----
Cash flows from operating activities:
   Net loss............................................          $  (1,514,303)            $  (653,464)           $(9,413,484)
                                                                  ------------              ----------             ----------
   Adjustments to reconcile net loss to net
      cash used by operating activities -
       Depreciation and amortization...................                    860                     900                 70,806
      Expenses related to issuance
         of stock for services.........................                     --                      --                 43,750
      Compensation expense related to options
            and warrants issued........................                     --                      --                865,246
      Offering costs incurred in connection with
         10% Convertible Secured Notes.................                775,000                      --                775,000
      Write-off of patents.............................                     --                      --                 70,120
      (Increase) decrease in receivable from
            stockholder................................                 (7,236)                  3,114               (10,000)
      (Increase) decrease in prepaid expenses
          and other assets.............................                 19,370                  47,736              (113,762)
       Increase (decrease) in accounts payable.........               (715,801)                140,620                501,342

        Increase (decrease) in accrued liabilities.....               (287,397)                 20,882                179,615

        Increase (decrease) in accrued legal fees......                     --                 (68,502)               231,498
                                                                  ------------             -----------             -----------

         Total adjustments.............................               (215,204)                144,750              2,613,615
                                                                  ------------             -----------             ----------
Net cash used in operating activities..................             (1,729,507)               (508,714)            (6,799,869)
                                                                  ------------             -----------             ----------

Cash flows from investing activities:
     Purchase of short-term investments................             (3,324,062)                     --             (3,324,062)
      Sale of short-term investments...................                     --               1,290,464              3,324,062
     Purchases of office equipment.....................                 (2,876)                     --                (17,198)
     Payment of patent costs...........................                     --                      --                (67,424)
                                                                  ------------             -----------             ----------
         Net cash (used) in provided  by investing
                   activities..........................             (3,326,938)              1,290,464                (84,622)
                                                                  ------------             -----------             ----------
Cash flows from financing activities:
     Payments of notes payable.........................             (1,542,089)                (28,682)               (40,848)
     Decrease in deferred offering costs...............                     --                      --               (597,348)
     Issuance of Series A redeemable
         convertible preferred stock...................                     --                      --                513,525
     Issuance of Series B redeemable
         convertible preferred stock...................                     --                      --                450,000
     Issuance of common stock..........................              7,661,748                      --              7,643,299
     Proceeds from payable to stockholders.............                 25,000                      --                542,500
     Repayment of payable to stockholders..............               (200,000)                     --               (542,500)
                                                                  ------------             -----------             ----------
            Net cash provided by (used) in
               financing activities....................              5,944,659                 (28,682)             7,968,628
                                                                  ------------             -----------            ------------
Net change in cash.....................................                888,214                 753,068              1,084,137
Cash at beginning of period............................                     --                 331,069                     --
                                                                  ------------             -----------            -----------
Cash at end of period..................................           $    888,214             $ 1,084,137            $ 1,084,137
                                                                  ============             ===========            ===========
Supplemental information:
     Cash paid for interest............................           $     12,291             $     1,606            $   163,516

                    The accompanying notes are an integral part of these financial statements.

                                        5

                              SUNPHARM CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     The balance sheet at March 31, 1996 and the related statements of operations for the three month periods ended March 31, 1996 and 1995 and the period from inception (May 3, 1990) through March 31, 1996 and statements of cash flows for the three month periods ended March 31, 1996 and 1995 and the period from inception (May 3, 1990) through March 31, 1996 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1995 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

Net Loss Per Share
     Net loss per share is computed based on the weighted average shares of common stock outstanding for the period.

Patent Costs
     The Company reimburses the University of Florida Research Foundation,  Inc.
(UFRI), for direct expenses relating to the Company's patents. Patent costs consist of legal fees and other direct costs incurred in obtaining patents. These costs are charged to research and development expense or general and administrative expense when incurred.

Research and Development
        Sponsored research revenue is recognized as revenue when the payments are received and the research has been performed. Research and development expenses are charged to operations when incurred. Research and development expenses include, among other things, consulting fees and cost reimbursements to UFRI.


2. STATUS OF FINANCINGS

     In April 1996, the Company received notice from The Nasdaq Stock Market (Nasdaq) that the Company's total assets and capital and surplus as of December 31, 1995, did not meet the minimum requirements for continued listing on the Small Cap Market and that the Company's Common Stock, Warrants and Units were subject to delisting. Nasdaq requested that the Company provide a specific plan demonstrating how the Company will achieve ongoing compliance with Nasdaq's minimum requirements of $2,000,000 of total assets and $1,000,000 of capital and surplus. The Company provided a plan to Nasdaq which contemplates cash inflows to the Company through the private placement of equity and other sources in an amount sufficient to bring the Company into compliance by June 15, 1996, the date established by Nasdaq for final determination. The expected cash inflows include the $1,000,000 milestone payment due from Warner-Lambert at the successful completion of the Phase 1 cancer trials. The Company is in the process of commencing the private placement and expects to close on a sufficient amount by the June 15, 1996 date established by Nasdaq for compliance. There can be no assurance that the Company will be successful in raising sufficient funds through the sale of equity or that the Warner-Lambert payment will be received by such date. In the event that the Company's securities are delisted, the market value of such securities may be adversely affected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the discussions below. Readers are also encouraged to refer to the Company's 1995 Annual Report on Form 10- KSB for further discussion of the Company's business and the risks and opportunities attendant thereto.

Overview

     Since its inception in May 1990, SunPharm has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting most of its research and clinical activities at the University of Florida. Consequently, the Company believes that its research and development expenditures have been lower than other comparable development stage pharmaceutical companies. The Company has incurred cumulative net losses of $9,413,484 from its inception through March 31, 1996. The Company expects to incur additional significant operating losses for at least the next several years principally as a result of its continuing anticipated research and development and clinical trials expenditures.

Results of Operations

Three Months Ended March 31, 1995 and 1996

     The Company did not receive any licensing or milestone payments during the three months ended March 31, 1995 and 1996.

     The Company's research and development expenses decreased $28,000 from $366,000 in the three months ended March 31, 1995 to $338,000 in the comparable 1996 period. These expenses consisted of expenditures for research and development conducted by Dr. Bergeron at the University of Florida and for the cost of human clinical trials. The Company expects its research and development expenses to increase during 1996 and 1997, reflecting anticipated increased expenses related to ongoing research, preclinical studies and Phase I and Phase II human clinical trials.

     General and administrative expenses decreased from $1,187,000 in the three months ended March 31, 1995 to $333,000 in the comparable 1996 period. The decrease is primarily attributable to issuance costs of $775,000 ($600,000 of which were non-cash costs) incurred in connection with the issuance in 1994 of the 10% Convertible Secured Notes, which were expensed in 1995 upon the repayment of such notes and other costs incurred in the 1995 period which related to the Company's initial public offering.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations primarily through collaborative research and sublicense agreements with its strategic alliance partners and the issuance of debt and equity securities. Through December 31, 1995 the Company had received $1,885,000 of cumulative sponsored research and sublicensing revenues, approximately $1,000,000 in consideration of the private placement of equity securities, and $1,697,500 in consideration of the placement of debt securities. On January 12, 1995, the Company completed an initial public offering (the "Offering") of 1,100,000 units ("Unit") at $7.00 per Unit. Each Unit consists of one share of the Company's Common Stock and one Redeemable Common Stock Purchase Warrant ("Warrant"), which entitles the holder to purchase one share of Common Stock at $8.75 per share. Additionally, on February 16, 1995, the Representative exercised an option to purchase an additional 165,000 Units at $7.00 per Unit. Proceeds from the Offering were approximately $7,200,000 of cash, net of underwriting costs and other Offering costs of $1,655,000. Of such net proceeds, approximately $1,793,000 was used to repay the outstanding indebtedness (including accrued interest and certain fees) of the Company.

     During the period ended March 31, 1996, the net cash used in operating activities was $509,000. During the comparable 1995 period, cash used by operating activities was $1,730,000. The decrease in cash used in operations is primarily attributable to the payment in the 1995 period of $700,000 of accounts payable and $210,000 of royalties both of which were delayed until the completion of the Company's initial public offering. At March 31, 1996, the Company had cash and cash equivalents of $1,084,000. The Company had net working capital of approximately $206,000 at March 31, 1996. The Company will require substantial funds for research and development performed by the University of Florida and to perform preclinical testing and clinical trials of its potential products.

     In April 1996, the Company received notice from The Nasdaq Stock Market (Nasdaq) that the Company's total assets and capital and surplus as of December 31, 1995, did not meet the minimum requirements for continued listing on the Small Cap Market and that the Company's Common Stock, Warrants and Units were subject to delisting. Nasdaq requested that the Company provide a specific plan demonstrating how the Company will achieve ongoing compliance with Nasdaq's minimum requirements of $2,000,000 of total assets and $1,000,000 of capital and surplus. The Company provided a plan to Nasdaq which contemplates cash inflows to the Company through the private placement of equity and other sources in an amount sufficient to bring the Company into compliance by June 15, 1996, the date established by Nasdaq for final determination. The expected cash inflows include the $1,000,000 milestone payment due from Warner-Lambert at the successful completion of the Phase 1 cancer trials. The Company is in the process of commencing the private placement and expects to close on a sufficient amount by the June 15, 1996 date established by Nasdaq for compliance. There can be no assurance that the Company will be successful in raising sufficient funds through the sale of equity or that the Warner-Lambert payment will be received by such date. In the event that the Company's securities are delisted, the market value of such securities may be adversely affected.

The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1995, the Company had net operating loss ("NOL") and tax credit carryforwards for income tax purposes of approximately $6,458,000 and $260,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carryforwards begin to expire in 2008. The Tax Reform Act of 1986 provides for an annual limitation on the use of NOL and credit carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. The Company has made no determination concerning whether there has been such a cumulative change in ownership. It is possible that such a change in ownership occurred following the completion of the Offering and exercise of the Representative's over-allotment option. Accordingly, the Company's ability to utilize the aforementioned carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

     On December 20, 1995, Dean L. Rider, M.D., a stockholder of the Company, filed suit against the Company and Stefan Borg in Superior Court for the City and County of San Francisco, California, seeking compensatory damages of over $41 million and punitive damages based upon an alleged agreement between SunPharm and Dr. Rider. Dr. Rider's claims include a claim for fraud by false promise and a claim for breach of express contract, among others, and center on his allegation that he disclosed the idea to use DEHOP to treat AIDS patients suffering from chronic diarrhea in exchange for certain alleged promises of compensation and involvement in the clinical trials. An unsuccessful mediation was held in February 1996 to attempt to amicably settle the dispute, and the parties are now engaged in discovery. The case has been moved to the United
States District Court for the Northern District of California. The Company believes that the claims are without merit and intends to vigorously defend the lawsuit. The Company has established an accrual for legal fees to be incurred in connection with this litigation.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

     On December 20, 1995, Dean L. Rider, M.D., a stockholder of the Company, filed suit against the Company and Stefan Borg in Superior Court for the City and County of San Francisco, California, seeking compensatory damages of over $41 million and punitive damages based upon an alleged agreement between SunPharm and Dr. Rider. Dr. Rider's claims include a claim for fraud by false promise and a claim for breach of express contract, among others, and center on his allegation that he disclosed the idea to use DEHOP to treat AIDS patients suffering from chronic diarrhea in exchange for certain alleged promises of compensation and involvement in the clinical trials. An unsuccessful mediation was held in February 1996 to attempt to amicably settle the dispute, and the parties are now engaged in discovery. The case has been moved to the United
States District Court for the Northern District of California. The Company believes that the claims are without merit and intends to vigorously defend the lawsuit. The Company has established an accrual for legal fees to be incurred in connection with this litigation.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Number                   Exhibit
         ------                   -------

         11.1                     Statement of computation of net loss per share

         27.                      Financial Data Schedule

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SUNPHARM CORPORATION


Date: May 14, 1996                    By:   /s/ Stefan Borg
                                         ------------------------------
                                         President and Chief Executive Officer
                                         (Principal Executive, Financial and
                                         Accounting Officer)