Form 10QSB
period 1996-06-30
SUNPHARM CORPORATION
filed 1996-08-14
CIK 884888

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
                         Commission File Number 0-27578
                      ------------------------------------

                              SUNPHARM CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                 F593097048
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

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

                                 Yes |X| No |_|


         Number of shares of the issuer's Common Stock outstanding as of August 14, 1996: 3,304,003.




- --------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to these rules and regulations. However, the Company believes that the disclosures made herein are adequate, and accordingly, the Company believes the information presented is not misleading. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995 included in the Company's 1995 Form 10-KSB filed pursuant to Section 15(d) of the Securities Exchange Act of 1934.




                              SUNPHARM CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                                                                      Pro Forma
                                                                                                                    June 30, 1996
                                                                        December 31,          June 30, 1996          (unaudited)
                                                                        ------------          -------------          -----------
                                                                            1995               (unaudited)           (See Note 3)
                                                                            ----               -----------           ------------
ASSETS
Current assets:
   Cash and cash equivalents..................................            $   331,069              $502,595            $2,225,536
   Investments................................................              1,290,464                    --                    --
    Account receivable                                                             --               500,000                    --
   Prepaid expenses and other current assets..................                159,857                52,187                52,187
                                                                            ---------             ---------             ---------
         Total current assets.................................              1,781,390             1,054,782             2,277,723
                                                                            ---------             ---------             ---------

Receivable from stockholder...................................                 13,114                10,000                10,000
Other assets..................................................                 14,237                12,853                12,853
                                                                            ---------             ---------             ---------
                                                                          $ 1,808,741            $1,077,635            $2,300,576
                                                                          ===========            ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...........................................            $   360,722              $773,434              $773,434
   Accrued liabilities........................................                177,483               190,007               340,007
   Accrued legal fees.........................................                300,000                48,000                48,000
   Notes payable..............................................                 87,834                39,703                39,703
                                                                            ---------             ---------             ---------
         Total current liabilities............................                926,039             1,051,144             1,201,144
                                                                            ---------             ---------             ---------

Commitments and contingencies

Stockholders' equity:
Undesignated series preferred stock,
   $.001 par value, 2,500,000 shares authorized,
   none issued and outstanding................................                     --                    --                    --

Common stock, $.0001 par value 25,000,000 shares
   authorized, 2,884,535, 2,934,535 (unaudited) and
     3,304,003 (pro forma)  issued and outstanding,
     respectively.............................................                    288                   293                   330
Additional paid-in capital....................................              9,642,434             9,967,429            11,040,333
Deficit accumulated during development stage..................             (8,760,020)           (9,941,231)           (9,941,231)
                                                                          ----------            -----------           -----------
         Total stockholders' equity ..........................                882,702                26,491             1,099,432
                                                                          $ 1,808,741            $1,077,635            $2,300,576
                                                                          ===========            ==========            ==========

   The accompanying notes are an integral part of these financial statements.




                                               SUNPHARM CORPORATION
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                       For the Three Months Ended
                                                                       --------------------------
                                                                                 June 30,
                                                                                 --------
                                                                    1995                       1996
                                                                    ----                       ----


Sponsored research/sublicensing revenues............          $         __              $     500,000

Interest income.....................................                54,147                      8,692
                                                                   -------                    -------

             Total revenues.................                        54,147                    508,692
                                                                   -------                    -------



Expenses:
    Research and development........................               474,430                    361,736
    General and administrative......................               417,799                    674,703
    Royalty.........................................                    --                         --
                                                                   -------                    -------
            Total expenses..........................               892,229                  1,036,439
                                                                   -------                    -------
Net loss............................................          $   (838,082)             $    (527,747)
                                                                 =========                  =========
Net loss per share..................................          $      (0.29)             $      ( 0.18)
                                                                 =========                  =========
Shares used in computing loss per share.............             2,892,325                  2,890,579
                                                                 =========                  =========

   The accompanying notes are an integral part of these financial statements.

                                               SUNPHARM CORPORATION
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)




                                                                                                              For the Period
                                                                      For the Six Months Ended                from Inception
                                                                      ------------------------                 (May 3, 1990)
                                                                               June 30,                       Through June 30,
                                                                               --------                       ----------------
                                                                      1995                1996                      1996
                                                                      ----                ----                      ----


Sponsored research/sublicensing revenues............        $           __           $   500,000               $ 2,385,000

Interest income.....................................                92,985                25,776                   188,433
                                                                 ---------             ---------                ----------

             Total revenues.................                        92,985               525,776                 2,573,433
                                                                 ---------             ---------                ----------



Expenses:
    Research and development........................               840,319               699,391                 6,367,623
    General and administrative......................             1,605,051             1,007,596                 5,937,041
    Royalty.........................................                    __                    __                   210,000
                                                                 ---------             ---------                ----------
            Total expenses..........................             2,445,370             1,706,987                12,514,664
                                                                 ---------             ---------                ----------
Net loss............................................        $   (2,352,385)         $ (1,181,211)              $(9,941,231)
                                                                 =========             =========                 =========
Net loss per share..................................        $        (0.84)         $      (0.41)
                                                                 =========             =========                 =========
Shares used in computing loss per share.............             2,785,223             2,887,557
                                                                 =========             =========

   The accompanying notes are an integral part of these financial statements.


                                               SUNPHARM CORPORATION
                                           (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                                                  For the Period
                                                                                                                  from Inception
                                                                                                                   (May 3, 1990)
                                                                                                                     Through
                                                                     For the Six Months Ended June 30,               June 30,
                                                                     ---------------------------------
                                                                      1995                      1996                   1996
                                                                      ----                      ----                   ----
Cash flows from operating activities:
   Net loss............................................            ($2,352,385)            ($1,181,211)           ($9,941,231)
   Adjustments to reconcile net loss to net
      cash used in operating activities -
       Depreciation and amortization...................                  1,720                   1,800                 71,706
      Expenses related to issuance
         of stock for services.........................                     --                      --                 43,750
      Compensation expense related to options
            and warrants issued........................                 50,000                      --                865,246
      Offering costs incurred in connection with
         10% Convertible Secured Notes.................                775,000                      --                775,000
      Write-off of patents.............................                     --                      --                 70,120
      Increase in accounts receivable..................                     --                (500,000)              (500,000)
      (Increase) decrease in receivable from
            stockholder................................                 (3,771)                  3,114                (10,000)
      (Increase) decrease in prepaid expenses
          and other assets.............................                 32,416                 107,670                (53,828)
       Increase (decrease) in accounts payable.........               (716,836)                412,712                773,434

        Increase (decrease) in accrued liabilities.....               (285,011)                 12,524                171,257

        Increase in accrued liabilities................                     --                  73,000                373,000
                                                                    ----------                --------               --------

         Total adjustments.............................               (146,482)                110,820              1,929,685
                                                                    ----------              ----------             -----------
Net cash used in operating activities..................             (2,498,867)             (1,070,391)            (7,361,546)
                                                                    ----------              ----------             -----------
Cash flows from investing activities:
     Purchase of short-term investments................             (2,284,642)                     --             (3,324,062)
      Sale of short-term investments...................                     --               1,290,464              3,324,062
     Purchases of office equipment.....................                 (2,876)                   (416)               (17,614)
     Payment of patent costs...........................                     --                      --                (67,424)
                                                                    ----------              ----------             -----------
     Net cash (used) in provided  by investing
            activities.................................             (2,287,518)              1,290,048                (85,038)
                                                                    ----------              ----------             -----------
Cash flows from financing activities:
     Payments of notes payable.........................             (1,562,073)                (48,131)               (60,297)
     Decrease in deferred offering costs...............                     --                      --               (597,348)
     Issuance of Series A redeemable
         convertible preferred stock...................                     --                      --                513,525
     Issuance of Series B redeemable
         convertible preferred stock...................                     --                      --                450,000
     Issuance of common stock..........................              7,637,349                      --              7,643,299
     Proceeds from payable to stockholders.............                 25,000                      --                542,500
     Repayment of payable to stockholders..............               (200,000)                     --               (542,500)
                                                                    ----------              ----------             -----------
            Net cash provided by (used in)
               financing activities....................              5,900,276                 (48,131)             7,949,179
                                                                    ----------              ----------             -----------
Net change in cash.....................................              1,113,891                 171,526                502,595
Cash at beginning of period............................                     --                 331,069                     --
                                                                    ----------                --------               --------
Cash at end of period                                               $1,113,891                $502,595               $502,595
                                                                    ==========                ========               ========
Supplemental information:
     Cash paid for interest............................                $13,103                $  2,349               $164,259

      Deferred compensation for stock                                 $131,000                   --                      --
         appreciation rights...........................

   The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     The balance sheet at June 30, 1996 and the related statements of operations for the three month and six month periods ended June 30, 1996 and 1995 and the period from inception (May 3, 1990) through June 30, 1996 and statements of cash flows for the six month periods ended June 30, 1996 and 1995 and the period from inception (May 3, 1990) through June 30, 1996 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1995 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature.
Interim results are not necessarily indicative of results for a full year.

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

Research and Development
        Sponsored research revenue is recognized as revenue when the payments are earned or received and the research has been performed. Research and development expenses are charged to operations when incurred. Research and development expenses include, among other things, consulting fees and cost reimbursements to UFRI.


2. STATUS OF FINANCINGS

     In April 1996, the Company received notice from The Nasdaq Stock Market ("Nasdaq") that the Company's total assets and capital and surplus as of December 31, 1995, did not meet the minimum requirements for continued listing on the Nasdaq Small Cap Market and that the Company's Common Stock, Warrants and Units were subject to delisting. Nasdaq requested that the Company provide a specific plan demonstrating how the Company will achieve ongoing compliance with Nasdaq's minimum requirements of $2,000,000 of total assets and $1,000,000 of capital and surplus. The Company provided a plan to Nasdaq which contemplated cash inflows to the Company through the private placement of equity and other sources in an amount sufficient to bring the Company into compliance by June 15, 1996, the date established by Nasdaq for final determination. On June 17, 1996, the Company filed a Current Report on Form 8-K which established that the Company had met the minimum requirements on such date for continued listing on Nasdaq, as a result of the following events:

                              SUNPHARM CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)





(i) the receipt in escrow of $370,480 of proceeds in connection with the offering of Common Stock and warrants in the private placement; (ii) the exercise of outstanding warrants from current warrantholders and the issuance of additional warrants to such individuals, in an amount equal to $468,301; (iii) payment of $500,000 from Warner-Lambert as a progress payment on the Phase I clinical trials of DENSPM for cancer; and (iv) the settlement of a lawsuit with Dean L. Rider, M.D. ("Rider Settlement") pursuant to which the Company issued to Rider 50,000 shares of Common Stock. After the filing of the Current Report on Form 8-K, the Company received additional proceeds and conducted an initial closing on July 19, 1996, in which the Company received an aggregate of $623,605 of proceeds (including the amount previously held in escrow). Since the initial closing, the Company has received an additional $106,500 of proceeds from the private placement and $24,535 of proceeds from the exercise of warrants. The Company has received subscription agreements and commitments in connection with the private placement for an additional $250,000, from which the Company expects to receive additional proceeds in subsequent closings. There can be no assurance that SunPharm will receive the funds related to the subscription agreements and commitments of $250,000. In the event such funds are not received, SunPharm will have to raise funds from other sources. Based on all of the above, there can be no assurance that the Company will be successful in maintaining its continued listing on the Nasdaq Small Cap Market. In the event that the Company's securities are delisted, the market value of such securities may be adversely affected.


3. PRO FORMA BALANCE SHEET

     Of the transactions discussed in Note 2, the issuance of Common Stock in connection with the Rider Settlement and the recording of an accounts receivable from Warner-Lambert in connection with their agreement to pay SunPharm $500,000 for work previously performed by SunPharm with respect to the Phase I human clincal trials of DENSPM have been recorded in the interim financial statements as of June 30, 1996. The other transactions discussed in Note 2, including the receipt of the Warner-Lambert payment, which was received by the Company on July 12, 1996, have been reflected as pro forma adjustments in the Pro Forma balance sheet. The additional subscription agreements and commitments of $250,000 referenced in Note 2, however, have not been taken into account in the Pro Forma balance sheet. Although certain proceeds from the private placement and warrant exercises were received in June 1996, the minimum requirements to break escrow were not met until July 1996; therefore all of such proceeds have been treated as pro forma adjustments in the interim unaudited financial statements.

                              SUNPHARM CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)



* The pro forma adjustments to cash, accrued liabilities and stockholders' equity reflected in the pro forma balance sheet are as follows:


                                                                            Accounts          Accrued        Stockholders'
                                                            Cash           Receivable       Liabilities         Equity
                                                            ----           ----------       -----------         ------
1.  Recording of proceeds of $730,105 and
the issuance of 132,747 shares of
Common Stock from the private placement
discussed in Note 2...........................           $ 730,105        $       --         $     --          $ 730,105

2.  Recording of proceeds of $492,836 and
the issuance of 236,722  shares of
Common Stock from the exercise of
warrants discussed in Note 2....................           492,836                --               --            492,836

3. To record the payment from Warner-
Lambert discussed in Note 2 and the
corresponding decrease to accounts
receivable......................................           500,000         (500,000)               --                 --

4.  To record $150,000 of placement fees,
legal fees and other costs incurred in
connection with the above transactions..........                --                --          150,000           (150,000)
                                                        ----------        ---------          --------         ----------

Total Pro Forma Adjustments.....................        $1,722,941        $(500,000)         $150,000         $1,072,941
                                                        ==========        ==========         ========         ==========



As a result of these transactions, the Company has $2,301,000 of total assets and $1,099,000 of equity on a pro forma basis as of June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the discussions below, and to the discussions in the Company's 1995 Annual Report on Form 10- KSB under the caption "Item 1. Business - Risk Factors."

OVERVIEW

     Since its inception in May 1990, SunPharm has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting most of its research and clinical activities at the University of Florida. Consequently, the Company believes that its research and development expenditures have been lower than other comparable development stage pharmaceutical companies. The Company has incurred cumulative net losses of $9,941,231 from its inception through June 30, 1996. The Company expects to incur additional significant operating losses for at least the next several years principally as a result of its continuing anticipated research and development and clinical trial expenditures.

Results of Operations

Three Months Ended June 30, 1995 and 1996

     The Company recorded licensing revenues during the three months ended June 30, 1996 of $500,000, as a result of an agreement with Warner-Lambert which called for Warner-Lambert to make a progress payment for work previously performed by SunPharm on the Phase I clinical trials of DENSPM for cancer. This agreement was executed in June 1996, and the payment from Warner-Lambert was received in July 1996.

     The Company's research and development expenses decreased $112,000 from $474,000 in the three months ended June 30, 1995 to $362,000 in the comparable 1996 period. These expenses consisted of expenditures for research and development conducted by Dr. Bergeron at the University of Florida, the cost of human clinical trials and costs related to other tests and studies performed in connection with the Company's pharmaceutical compounds. The period ending June 30, 1995 included a considerable expense for toxicology studies, accounting for most of the decrease in research and development expenses. Although research and development expenses decreased from period to period, the Company expects its research and development expenses to increase during the remainder of 1996 and 1997, reflecting anticipated increased expenses related to ongoing research, preclinical studies and Phase I and Phase II human clinical trials.

     General and administrative expenses increased from $418,000 in the three months ended June 30, 1995 to $675,000 in the comparable 1996 period. The increase is primarily attributable to the the settlement of a lawsuit with Dean
L. Rider, M.D. ("Rider Settlement") pursuant to which the Company issued to Rider 50,000 shares of Common Stock valued at $325,000.

Six Months Ended June 30, 1995 and 1996

     The Company recorded licensing revenues during the six months ended June 30, 1996 of $500,000, as a result of an agreement with Warner-Lambert described above.

     The Company's research and development expenses decreased $141,000 from $840,000 in the six months ended June 30, 1995 to $699,000 in the comparable 1996 period. This decrease results from the toxicology studies performed in 1995, as discussed above.

     General and administrative expenses decreased from $1,605,000 in the six months ended June 30, 1995 to $1,008,000 in the comparable 1996 period. The decrease is primarily attributable to issuance costs of $775,000 ($600,000 of which were non-cash costs) incurred in connection with the issuance in 1994 of the 10% Convertible Secured Notes, which were expensed in 1995 upon the repayment of such notes and other costs incurred in the 1995 period which related to the Company's initial public offering, offset by the costs associated with the Rider Settlement in the 1996 period.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations primarily through collaborative research and sublicense agreements with its strategic alliance partners and the issuance of debt and equity securities. Through December 31, 1995 the Company had received $1,885,000 of cumulative sponsored research and sublicensing revenues, approximately $1,000,000 in consideration of the private placement of equity securities, and $1,697,500 in consideration of the placement of debt securities. On January 12, 1995, the Company completed an initial public offering (the "Offering") of 1,100,000 units ("Unit") at $7.00 per Unit. Each Unit consists of one share of the Company's Common Stock and one Redeemable Common Stock Purchase Warrant ("Warrant"), which entitles the holder to purchase one share of Common Stock at $8.75 per share. Additionally, on February 16, 1995, the Representative exercised an option to purchase an additional 165,000 Units at $7.00 per Unit. Proceeds from the Offering were approximately $7,200,000 of cash, net of underwriting costs and other Offering costs of $1,655,000. Of such net proceeds, approximately $1,793,000 was used to repay the outstanding indebtedness (including accrued interest and certain fees) of the Company. On July 12, 1996, the Company received a $500,000 payment from Warner-Lambert in connection with the Phase I DENSPM human clinical trials. Such payment was accrued as licensing revenues for the period ended June 30, 1996.

     During the six month period ended June 30, 1996, the net cash used in operating activities was $1,070,000. During the comparable 1995 period, cash used by operating activities was $2,499,000. The decrease in cash used in operations is primarily attributable to the payment in the 1995 period of $700,000 of accounts payable and $210,000 of royalties both of which were delayed until the completion of the Company's initial public offering. At June 30, 1996, the Company had cash and cash equivalents of $503,000. The Company had net working capital of only $3,000 at June 30, 1996. The Company will require substantial funds for research and development performed by the University of Florida and to perform preclinical testing and clinical trials of its potential products.

     In April 1996, the Company received notice from The Nasdaq Stock Market ("Nasdaq") that the Company's total assets and capital and surplus as of December 31, 1995, did not meet the minimum requirements for continued listing on the Nasdaq Small Cap Market and that the Company's Common Stock, Warrants and Units were subject to delisting. Nasdaq requested that the Company provide a specific plan demonstrating how the Company will achieve ongoing compliance with Nasdaq's minimum requirements of $2,000,000 of total assets and $1,000,000 of capital and surplus. The Company provided a plan to Nasdaq which contemplated cash inflows to the Company through the private placement of equity and other sources in an amount sufficient to bring the Company into compliance by June 15, 1996, the date established by Nasdaq for final determination. On June 17, 1996, the Company filed a Current Report on Form 8-K which established that the Company had met the minimum requirements on such date for continued listing on Nasdaq, as a result of the following events: (I) the receipt in escrow of $370,480 of proceeds in connection with the offering of Common Stock and warrants in the private placement; (ii) the exercise of outstanding warrants from current warrantholders and the issuance of additional warrants to such individuals, in an amount equal to $468,301; (iii) payment of $500,000 from Warner-Lambert as a progress payment on the Phase I clinical trials of DENSPM for cancer; and (iv) the settlement of a lawsuit with Dean L. Rider, M.D. ("Rider Settlement") pursuant to which the Company issued to Rider 50,000 shares of Common Stock. After the filing of the Current Report on Form 8-K, the Company received additional proceeds and conducted an initial closing on July 19, 1996, in which the Company received an aggregate of $623,605 of proceeds (including the amount previously held in escrow). Since the initial closing, the Company has received an additional $106,500 of proceeds from the private placement and $24,535 of proceeds from the exercise of warrants. The Company has received subscription agreements and commitments in connection with the private placement for an additional $250,000, from which the Company expects to receive additional proceeds in subsequent closings. There can be no assurance that SunPharm will receive the funds related to the subscription agreements and commitments of $250,000. In the event such funds are not received, SunPharm will have to raise funds from other sources. The Company will continue to raise funds under the aforementioned private placement through, at least, September 30, 1996. Based on all of the above, there can be no assurance that the Company will be successful in maintaining its continued listing on the Nasdaq Small Cap Market. In the event that the Company's securities are delisted, the market value of such securities may be adversely affected.

     On a pro forma basis, the Company had $2,301,000 of total assets, $1,099,000 of equity, $2,226,000 of cash and $1,077,000 of working capital at June 30, 1996 (see Pro Forma Balance Sheet and Note 3 to unaudited interim financial statements).

     The Company will require significant levels of additional capital, which it intends to raise through additional equity or debt financing, additional arrangements with corporate partners or from other sources. No assurance can be given that the necessary funds will be available for the Company to finance its development on acceptable terms or at all. If adequate funds are not available from operations or additional sources of financing, the Company's business will be materially and adversely affected.

     The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1995, the Company had net operating loss ("NOL") and tax credit carryforwards for income tax purposes of approximately $6,458,000 and $260,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carryforwards begin to expire in 2008. The Tax Reform Act of 1986 provides for an annual limitation on the use of NOL and credit carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. The Company has made no determination concerning whether there has been such a cumulative change in ownership. It is possible that such a change in ownership occurred following the completion of the Offering and exercise of the Representative's over-allotment option or as a result of the Company's 1996 private placement. Accordingly, the Company's ability to utilize the aforementioned carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     On December 20, 1995, Dean L. Rider, M.D., ("Rider") a stockholder of the Company, filed suit against the Company and Stefan Borg in Superior Court for the City and County of San Francisco, California, seeking compensatory damages of over $41 million and punitive damages based upon an alleged agreement between SunPharm and Dr. Rider. In June 1996, the Company settled this litigation with Rider by issuing Rider 50,000 shares of SunPharm Common Stock. The Company further agreed to file an S-3 registration statement to register such shares for resale. The Company believes that the claims made by Rider were without merit, and did not admit to any wrongdoing in connection with the settlement. The Company agreed to the settlement because it believed the cost of the settlement to be more economical than the cost of continuing to incur significant legal expenses to defend this matter.


Item 4.  Matters Submitted for Shareholder Approval.

     The Company's annual meeting was held on May 14, 1996. The shareholders of the Company elected directors of the Company to serve until the next annual meeting and ratified the selection of Deloitte & Touche LLP as independent accountant for its fiscal year ended December 31, 1996.


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Number                 Exhibit
         ------                 -------

         11.1                   Statement of computation of net loss per share

         27.                    Financial Data Schedule

     (b) Reports on Form 8-K.

Report on Form 8-K filed June 17, 1996 reporting status of compliance with The NASDAQ Stock Market minimum requirements for total assets and capital and surplus.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SUNPHARM CORPORATION


Date: August 14, 1996                     By:     /s/ Stefan Borg
                                                 ------------------------------
                                          President and Chief Executive Officer
                                          (Principal Executive, Financial and
                                          Accounting Officer)

                                  EXHIBIT 11.1



                              SUNPHARM CORPORATION
                          CALCULATION OF LOSS PER SHARE



For the Three Months Ended June 30, 1996

Weighted Average Shares Outstanding:

      Total Shares        # Days Outstanding
      ------------        ------------------
        2,884,535      x            80         =    230,762,800
        2,934,535      x            11         =     32,279,885
        ---------                  ---           --------------
                                    91              263,042,685/ 91  = 2,890,579


     Net Loss                      (527,747)     =  $(0.18) Per Share
                                  ---------
     Weighted Average Shares      2,890,579



For the Three Months Ended June 30, 1995

Weighted Average Shares Outstanding:

    Total Shares    # Days Outstanding
    ------------    ------------------
      2,892,325   x        91                = 263,201,575 / 91  = 2,892,325



    Net Loss                        (838,082)   =  $(0.29) Per Share
                                   ----------
    Weighted Average Shares        2,892,325

                              SUNPHARM CORPORATION
                          CALCULATION OF LOSS PER SHARE



   For the Six-Months Ended June 30, 1996

   Weighted Average Shares Outstanding:

    Total Shares       # Days Outstanding
    ------------       ------------------
      2,884,535      x          171       =    493,255,485
      2,934,535      x           11       =     32,279,885
      ---------                 ---         --------------
                                182            525,535,370/ 182  = 2,887,557


   Net Loss                            (1,181,211)     =     $(0.41) Per Share
                                       ----------
   Weighted Average Shares              2,887,557



For the Six-Months Ended June 30, 1995

Weighted Average Shares Outstanding:

  Total Shares       # Days Outstanding
  ------------       ------------------
   1,780,847         x        12       =   21,370,164
   2,719,535         x        35       =   95,183,725
   2,892,325         x       134       =  387,571,550
                             ---          -----------
                             181          504,125,439 / 181 = 2,785,223


  Net Loss                           (2,352,385)  =  $(0.84) Per Share
                                    -----------
  Weighted Average Shares             2,785,223