Form 10QSB
period 1996-09-30
SUNPHARM CORPORATION
filed 1996-11-14
CIK 884888

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                           Yes |X|          No |_|


                  Number of shares of the issuer's Common Stock outstanding as of November 14, 1996:3,363,096




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

                              SUNPHARM CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                                                              Pro Forma
                                                                                                            September 30,
                                                                  December 31,         September 30,      1996 (unaudited)
                                                                      1995           1996 (unaudited)       (See Note 3)
                                                                ----------------     ----------------     ----------------

                            ASSETS
Current assets:
      Cash and cash equivalents...............................  $   331,069            $1,435,544            $3,224,994
      Investments.............................................    1,290,464                    --                    --
      Prepaid expenses and other current assets...............      159,857                24,708                24,708
                                                                    -------                ------
          Total current assets................................    1,781,390             1,460,252             3,249,702
                                                                  ---------             ---------             ---------
Receivable from stockholder...................................       13,114                11,843                11,843
Other assets..................................................       14,237                12,436                12,436
                                                                     ------                ------                ------
                                                                $ 1,808,741            $1,484,531            $3,273,981
                                                                ===========            ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities:
      Accounts payable........................................     $360,722              $522,567              $522,567
      Accrued liabilities.....................................      177,483               386,507               571,507
      Accrued legal fees......................................      300,000                30,000                30,000
      Notes payable...........................................       87,834                10,027                10,027
                                                                     ------                ------                ------

         Total current liabilities............................      926,039               949,101             1,134,101
                                                                    =======               =======             =========

Commitments and contingencies

Stockholders' equity:
Undesignated series preferred stock,
      $.001 par value, 2,500,000 shares authorized,
      none issued and outstanding.............................          --                    --                    --

Commonstock,   $.0001  par  value  25,000,000  shares
      authorized,   2,884,535, 3,339,683 (unaudited)
      and 3,665,037 (pro forma) issued and outstanding,
      respectively............................................         288                   334                   365
Additional paid-in capital....................................   9,642,434            11,134,068            12,738,487
Deficit accumulated during development stage..................  (8,760,020)          (10,598,972)          (10,598,972)
                                                                ----------           -----------           -----------
          Total stockholders' equity .........................     882,702               535,430             2,139,880
                                                                   -------               -------             ---------

                                                               $ 1,808,741            $1,484,531            $3,273,981
                                                               ===========            ==========            ==========

   The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                       For the Three Months Ended
                                                                              September 30,
                                                                              -------------
                                                                   1995                          1996
                                                                   ----                          ----
Interest Income................................             $         40,476              $         21,609
                                                                     -------                       -------



Expenses:
    Research and development...................                      374,103                       313,379
    General and administrative.................                      433,718                       365,971
    Royalty....................................                           --                            --
                                                                     -------                       -------
            Total expenses.....................                      807,821                       679,350
                                                                     -------                       -------

Net loss.......................................               $     (767,345)                $    (657,741)
                                                              ==============                 =============


Net loss per share.............................               $        (0.27)                $       (0.20)
                                                              ==============                 =============



Shares used in computing loss per share........               $    2,884,535                 $   3,231,655
                                                              ==============                 =============



   The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                          For the Period
                                                                                                          from Inception
                                                                  For the Nine Months Ended                (May 3, 1990)
                                                                         September 30,                        Through
                                                                         -------------                     September 30,
                                                                  1995                 1996                    1996
                                                                  ----                 ----                    ----

Sponsored research/sublicensing revenues................     $          __       $    500,000            $    2,385,000

Interest income.........................................           133,461             47,385                   210,042
                                                                   -------             ------                   -------


             Total revenues.....................                   133,461            547,385                 2,595,042
                                                                   -------            -------                 ---------




Expenses:
    Research and development............................         1,214,422          1,012,770                 6,681,002
    General and administrative..........................         2,038,769          1,373,567                 6,303,012
    Royalty.............................................                --                 --                   210,000
                                                                 ---------          ---------                ----------
            Total expenses..............................         3,253,191          2,386,337                13,194,014
                                                                 ---------          ---------                ----------

Net loss................................................    $   (3,119,730)      $ (1,838,952)            $ (10,598,972)
                                                            ==============       ============             =============
Net loss per share......................................    $       ( 1.11)      $      (0.61)
                                                            ==============       ============
Shares used in computing loss per share.................    $    2,814,869       $  3,003,094
                                                            ==============       ============


   The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                           For the Period
                                                                                                           from Inception
                                                                                                            (May 3, 1990)
                                                                   For the Nine Months Ended                   Through
                                                                         September 30,                     September 30 ,
                                                                           1995 1996                            1996
                                                                           ---- ----                            ----
Cash flows from operating activities:
   Net loss............................................      $(3,119,730)         $   (1,838,952)          $(10,598,972)
   Adjustments to reconcile net loss to net
      cash used in operating activities -
       Depreciation and amortization...................            2,579                   1,800                 71,706
      Expenses related to issuance
         of stock for services.........................               --                      --                 43,750
      Compensation expense related to options
            and warrants issued........................           50,000                      --                865,246
      Offering costs incurred in connection with
         10% Convertible Secured Notes.................          775,000                      --                775,000
      Write-off of patents.............................               --                      --                 70,120
      (Increase) decrease in receivable from
                stockholder............................             (657)                  1,271                (11,843)
      (Increase) decrease in prepaid expenses
          and other assets.............................           51,993                 135,562                (36,232)
       Increase (decrease) in accounts payable.........         (819,477)                161,849                522,567
       Increase (decrease) in accrued liabilities......         (335,735)                209,024                386,507
                                                                 -------
       Increase in accrued legal fees...................              --                (270,000)                30,000
                                                                --------                --------                 ------
         Total adjustments.............................         (276,297)                239,506              2,716,821
                                                                --------                 -------              ---------
Net cash used in operating activities..................       (3,396,027)             (1,599,446)            (7,882,151)
                                                              ----------              ----------             ----------

Cash flows from investing activities:
     Purchase of short-term investments................       (2,316,837)                     --             (3,324,062)
     Sale of short-term investments....................               --               1,290,464              3,324,062
     Purchases of office equipment.....................           (2,876)                   (416)               (17,614)
     Payment of patent costs...........................               --                      --                (67,424)
                                                                 -------                 -------                -------
     Net cash (used in) provided  by investing
              activities...............................       (2,319,713)              1,290,048                (85,038)
                                                              ----------               ---------                -------

Cash flows from financing activities:
     Payments of notes payable.........................       (1,582,459)                (77,807)               (89,973)
     Decrease in deferred offering costs...............               --                      --               (597,348)
     Issuance of Series A redeemable
         convertible preferred stock...................               --                      --                513,525
     Issuance of Series B redeemable
         convertible preferred stock...................               --                      --                450,000
     Issuance of common stock..........................        7,634,849               1,491,680              9,126,529
     Proceeds from payable to stockholders.............           25,000                      --                542,500
     Repayment of payable to stockholders..............         (200,000)                     --               (542,500)
                                                                --------                --------               --------
     Net cash provided by
               financing activities....................        5,877,390               1,413,873              9,402,733
                                                               ---------               ---------              ---------

Net change in cash.....................................          161,650               1,104,475              1,435,544
Cash at beginning of period............................               --                 331,069                     --
                                                                --------                --------              ---------
Cash at end of period..................................      $   161,650              $1,435,544             $1,435,544
                                                             ===========              ==========             ==========
Supplemental information:
      Cash paid for interest............................     $    13,514              $    2,962             $  164,871
      Deferred compensation for stock                        $    94,000                      --                     --
            appreciation rights........................

   The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     The balance sheet at September 30, 1996 and the related statements of operations for the three month and nine month periods ended September 30, 1996 and 1995 and the period from inception (May 3, 1990) through September 30, 1996 and statements of cash flows for the nine month periods ended September 30, 1996 and 1995 and the period from inception (May 3, 1990) through September 30, 1996 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1995 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

PRO FORMA BALANCE SHEET
     The unaudited pro forma balance sheet at September 30, 1996 gives effect to the private placement and the exercise and issuance of warrants described in
Note 2 and the adjustments described in Note 3. The pro forma information should be read together with the Financial Statements including the Notes thereto.


2. STATUS OF FINANCINGS

     In April 1996, the Company received notice from The Nasdaq Stock Market ("Nasdaq") that the Company's total assets and capital and surplus as of December 31, 1995, did not meet the minimum requirements for continued listing on the Nasdaq Small Cap Market and that the Company's Common Stock, Warrants and Units were subject to delisting. Nasdaq requested that the Company provide a specific plan demonstrating how the Company will achieve ongoing compliance with Nasdaq's minimum requirements of $2,000,000 of total assets and $1,000,000 of capital and surplus. The Company provided a plan to Nasdaq

                              SUNPHARM CORPORATION
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)


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

(i) the receipt in escrow of $370,480 of proceeds in connection with the offering of Common Stock and warrants in the private placement; (ii) the exercise of outstanding warrants from certain current warrantholders and the issuance of additional warrants to such individuals, in an amount equal to $468,301; (iii) payment of $500,000 from Warner-Lambert as a progress payment on the Phase I clinical trials of DENSPM for cancer; and (iv) the settlement of a lawsuit with Dean L. Rider, M.D. ("Rider Settlement") pursuant to which the Company issued to Rider 50,000 shares of Common Stock. After the filing of the Current Report on Form 8-K, the Company received additional proceeds and conducted an initial closing on July 19, 1996, in which the Company received an aggregate of $623,605 of proceeds (including the amount previously held in escrow). Since the initial closing, the Company has received an additional $2,092,190 of proceeds ($1,789,450 of which was received subsequent to September 30, 1996) from the private placement and $24,535 of proceeds from the exercise of warrants. Based on all of the above, there can be no assurance that the Company will be successful in maintaining its continued listing on the Nasdaq Small Cap Market. In the event that the Company's securities are delisted, the market value of such securities may be adversely affected.


3. PRO FORMA BALANCE SHEET

     The pro forma Balance Sheet as of September 30, 1996, reflects the receipt of private placement proceeds of $1,789,450 and assumes the issuance of securities by the Company in exchange therefor. Such proceeds were received by the Company during October and November 1996. Additionally, the pro forma balance sheet reflects the $185,000 of fees incurred in connection with the private placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the discussions below, and to the discussions in the Company's 1995 Annual Report on Form 10-KSB under the caption "Item 1. Business - Risk Factors."

OVERVIEW

     Since its inception in May 1990, SunPharm has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting most of its research and clinical activities at the University of Florida. Consequently, the Company believes that its research and development expenditures have been lower than other comparable development stage pharmaceutical companies. The Company has incurred cumulative net losses of $10,598,972 from its inception through September 30, 1996. The Company expects to incur additional significant operating losses for at least the next several years principally as a result of its continuing anticipated research and development and clinical trial expenditures.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 and 1996

     The Company's research and development expenses decreased $61,000 from $374,000 in the three months ended September 30, 1995 to $313,000 in the comparable 1996 period. These expenses consisted of expenditures for research and development conducted by Dr. Bergeron at the University of Florida, the cost of human clinical trials and costs related to other tests and studies performed in connection with the Company's pharmaceutical compounds. Although research and development expenses decreased from period to period, the Company expects its research and development expenses to increase during the remainder of 1996 and 1997, reflecting anticipated increased expenses related to ongoing research, preclinical studies and Phase I and Phase II human clinical trials.

     General and administrative expenses decreased from $434,000 in the three months ended September 30, 1995 to $366,000 in the comparable 1996 period. The decrease in the three months ended September 30, 1996 is attributable to a reduction in legal and administrative expenses.

Nine Months Ended September 30, 1995 and 1996

     The Company recorded licensing revenues of $500,000 from Warner-Lambert during the nine months ended September 30, 1996.

     The Company's research and development expenses decreased $201,000 from $1,214,000 in the nine months ended September 30, 1995 to $1,013,000 in the comparable 1996 period. This decrease results from the toxicology studies performed in 1995.

     General and administrative expenses decreased from $2,039,000 in the nine months ended September 30, 1995 to $1,374,000 in the comparable 1996 period. The decrease is primarily attributable to issuance costs of $775,000 ($600,000 of which were non-cash costs) incurred in connection with the issuance in 1994 of the 10% Convertible Secured Notes, which were expensed in 1995 upon the repayment of such notes and other costs incurred in the 1995 period which related to the Company's initial public offering, offset by the costs associated with the Rider Settlement in the 1996 period.

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

     During the nine month period ended September 30, 1996, the net cash used in operating activities was $1,600,000. During the comparable 1995 period, cash used by operating activities was $3,396,000. The decrease in cash used in operations is primarily attributable to the payment in the 1995 period of $700,000 of accounts payable and $210,000 of royalties both of which were delayed until the completion of the Company's initial public offering. At September 30, 1996, the Company had cash and cash equivalents of $1,436,000. The Company had net working capital of $511,000 at September 30, 1996. The Company will require substantial funds for research and development performed by the University of Florida and to perform preclinical testing and clinical trials of its potential products.

     In April 1996, the Company received notice from The Nasdaq Stock Market ("Nasdaq") that the Company's total assets and capital and surplus as of December 31, 1995, did not meet the minimum requirements for continued listing on the Nasdaq Small Cap Market and that the Company's Common Stock, Warrants and Units were subject to delisting. Nasdaq requested that the Company provide a specific plan demonstrating how the Company will achieve ongoing compliance with Nasdaq's minimum requirements of $2,000,000 of total assets and $1,000,000 of capital and surplus. The Company provided a plan to Nasdaq which contemplated cash inflows to the Company through the private placement of equity and other sources in an amount sufficient to bring the Company into compliance by June 15, 1996, the date established by Nasdaq for final determination. On June 17, 1996, the Company filed a Current Report on Form 8-K which established that the Company had met the minimum requirements on such date for continued listing on Nasdaq, as a result of the following events:

(i) the receipt in escrow of $370,480 of proceeds in connection with the offering of Common Stock and warrants in the private placement; (ii) the exercise of outstanding warrants from current warrantholders and the issuance of additional warrants to such individuals, in an amount equal to $468,301; (iii) payment of $500,000 from Warner-Lambert as a progress payment on the Phase I clinical trials of DENSPM for cancer; and (iv) the settlement of a lawsuit with Dean L. Rider, M.D. ("Rider Settlement") pursuant to which the Company issued to Rider 50,000 shares of Common Stock. After the filing of the Current Report on Form 8-K, the Company received additional proceeds and conducted an initial closing on July 19, 1996, in which the Company received an aggregate of $623,605 of proceeds (including the amount previously held in escrow). Since the initial closing, the Company has received an additional $2,092,190 of proceeds of which $1,789,400 was received subsequent to September 30, 1996, from the private placement and $24,535 of proceeds from the exercise of warrants. Based on all of the above, there can be no assurance that the Company will be successful in maintaining its continued listing on the Nasdaq Small Cap Market. In the event that the Company's securities are delisted, the market value of such securities may be adversely affected.

     On a pro forma basis, the Company had $3,274,000 of total assets, $2,140,000 of equity, $3,225,000 of cash and $2,116,000 of working capital at September 30, 1996 (see Pro Forma Balance Sheet and Note 3 to unaudited interim financial statements).

     The Company will require significant levels of additional capital, which it intends to raise through additional equity or debt financing, additional arrangements with corporate partners or from other sources. No assurance can be given that the Company can obtain financing to fund its development activities on acceptable terms or at all. If adequate funds are not available from operations or additional sources of financing, the Company's business will be materially and adversely affected.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

Number                               Exhibit
------                               -------


4.1 Form of Stock Purchase Warrant relating to Redeemable Common Stock Purchase Warrants.

4.2       Subscription   Agreement  relating  to  May  1996  Offering  of  Units
          consisting of one share of Common Stock and one Warrant.

11.1      Statement of computation of net loss per share

27.       Financial Data Schedule

     (b) Reports on Form 8-K.

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SUNPHARM CORPORATION


Date: November 14, 1996                  By:           /s/ Stefan Borg
                                             ------------------------------
                                         President and Chief Executive Officer
                                         (Principal Executive, Financial and
                                         Accounting Officer)