Form 10KSB
period 1996-12-31
SUNPHARM CORPORATION
filed 1997-03-31
CIK 884888

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                               __________________

                                   FORM 10-KSB
(Mark One)

   /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

  / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-27578

                               __________________

                              SUNPHARM CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                                     F593097048
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

         4651 SALISBURY ROAD, SUITE 205
              JACKSONVILLE, FLORIDA                       32256
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                 REGISTRANT'S TELEPHONE NUMBER:  (904) 296-3320
                               __________________

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None
                               __________________

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                    Common Stock, par value $.0001 per share
                    Redeemable Common Stock Purchase Warrants
 Units consisting of Common Stock and Redeemable Common Stock Purchase Warrants
                               __________________

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     Registrant's revenues for its most recent fiscal year: $1,000,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1997 was $13,997,830, based on the closing sales price of the registrant's common stock on the Nasdaq Small Cap Market on such date of $4.50 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 20, 1997, 3,708,879 shares of common stock were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: CERTAIN SECTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT RELATING TO THE REGISTRANT'S 1997 ANNUAL MEETING OF STOCKHOLDERS, WHICH PROXY STATEMENT WILL BE FILED UNDER THE SECURITIES AND EXCHANGE ACT OF 1934 WITHIN 120 DAYS OF THE END OF THE REGISTRANT'S FISCAL YEAR ENDED DECEMBER 31, 1996, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes / /; No /X/.

================================================================================

                                     PART I

     WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "EXPECT," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, EXPECTED, ESTIMATED OR PROJECTED. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, UNCERTAINTIES AND ASSUMPTIONS, SEE "ITEM 1. DESCRIPTION OF BUSINESS--RISK FACTORS."

ITEM 1.  DESCRIPTION OF BUSINESS.

     SunPharm Corporation ("SunPharm" or the "Company") is a development stage company engaged in the development of small molecule pharmaceutical products, consisting of novel polyamine analogues and other proprietary compounds invented at the University of Florida and licensed exclusively worldwide to the Company. The Company's drug development efforts are centered around three main areas: (i) cancer, (ii) acquired immunodeficiency syndrome ("AIDS") and (iii) gastrointestinal disorders. The Company currently has 13 potential products in various stages of research or development.

     Three of the Company's polyamine analogue products are in Phase I or II human clinical trials. Diethylhomospermine ("DEHOP") is currently in Phase II human clinical trials for the treatment of AIDS-related chronic diarrhea. DEHOP is also in a Phase I clinical trial for cancer, commenced in September 1996 under the supervision of the University of Wisconsin through a federal grant from the National Cancer Institute. Another of the Company's products, diethylnorspermine ("DENSPM"), recently reached the maximum tolerated dose in a Phase I human clinical trial for the treatment of refractory solid cancer. The Investigational New Drug ("IND") application relating DENSPM was transferred to the Company's strategic alliance partner, Warner-Lambert Company ("Warner-Lambert"). Warner-Lambert is expected to commence Phase II clinical trials of DENSPM in the second half of 1997.

     The Company is also conducting preclinical studies of the Company's other potential compounds and indications through its sponsored research agreement with the University of Florida and through collaborations with other leading research institutions. In October 1995, the Company and the Clarke Institute of Psychiatry at the University of Toronto (the "University of Toronto") commenced a collaboration to conduct a preclinical investigation of the possible use of DENSPM to treat Alzheimer's disease. The Company has also entered into an agreement with the Mayo Foundation for Medical Education and Research (the "Mayo Clinic") to test the Company's polyamine analogues IN VITRO for effects on beta amyloid, the suggested cause of Alzheimer's disease. In addition, the Company continues to investigate the possible use of DENSPM and DEHOP for the treatment of skin disorders such as psoriasis; the use of a derivative of DEHOP for the treatment of certain carcinomas; and cyclic analogues, for their possible anti-inflammatory and cardiovascular effects.

     In October 1995, the Company and the University of Florida Research Foundation, Inc. (the "Foundation"), the technology transfer arm of the University of Florida, entered into a license agreement under which the Company holds an exclusive license to the patent rights to a proprietary process used to make synthetic desferrioxamine ("DFO"). DFO is a compound that is essential in binding and execreting iron in patients suffering from iron overload. Ciba-Geigy Ltd. ("Ciba-Geigy") markets DFO, which is currently manufactured using a fermentation process which has been found to cause allergic reaction in some patients. The Company intends to sub-contract the manufacturing and marketing of DFO to third parties. For this purpose the Company has entered into an agreement with Shanghai Institute of Organic Chemistry for the scale-up and production of DFO.

     The Company's strategy is to develop products both independently and through strategic alliances, pursuant to which the Company will seek financial, preclinical and clinical trial and marketing assistance from larger pharmaceutical companies for drugs with broad market potential, while retaining parallel manufacturing and/or marketing rights for all or part of those markets. Consistent with this strategy, the Company sublicensed worldwide rights (excluding Japan) to manufacture and market DENSPM for all cancer applications to Warner-Lambert in May 1993 and sublicensed such rights in Japan to Nippon Kayaku Co., Ltd. ("Nippon Kayaku") in February 1994. Warner-Lambert and Nippon Kayaku have agreed to make staged payments to SunPharm for license fees and research and development milestones, of which an aggregate of $2.85 million has been paid to date, and to pay royalties for sales of products incorporating DENSPM. In addition, Warner-Lambert and Nippon Kayaku have agreed to fund and administer all further human clinical trials which may be conducted for DENSPM.

     The Company was incorporated in Delaware in 1990 as Lexigen, Incorporated and in 1991 changed its name to SunPharm Corporation. The Company's principal executive offices are located at 4651 Salisbury Road, Suite 205, Jacksonville, Florida 32256 (telephone number (904) 296-3320). SunPharm supports a principal research facility at the University of Florida in Gainesville, Florida.

TECHNOLOGY OVERVIEW

     DEVELOPMENT OF THE COMPANY'S POLYAMINE ANALOGUE TECHNOLOGY

     For the last fourteen years, the inventor of the Company's polyamine analogues, Dr. Raymond Bergeron, has conducted research towards the development of polyamine analogues as potential anti-cancer agents at the University of Florida. This research has been supported by in excess of $6 million of funding under National Cooperative Drug Discovery Group grants from the National Cancer Institute and, since 1992, approximately $4 million of funding from the Company through December 31, 1996.

     CHARACTERISTICS AND FUNCTIONS OF POLYAMINES

     Human cells contain three essential, naturally occurring polyamines: putrescine, spermidine and spermine. In contrast to building blocks such as amino acids, nucleotides and sugars, polyamines do not incorporate into macromolecules, but remain as metabolically distinct entities within cells. Research indicates that these polyamines bind to nucleic acids and promote the integrity and fidelity of many of their functions, such as replication, supercoiling, ribonucleic acid ("RNA") transcription and processing and protein synthesis. These functions of polyamines are necessary for cellular proliferation to occur.

     Human cells employ a family of enzymes to maintain the proper balance or equilibrium of polyamines. Included in this family of enzymes are ornithine decarboxylase ("ODC") and S-adenosylmethionine decarboxylase ("SAMDC"), which make or synthesize polyamines for the cell, and spermidine/spermine N1-acetyltransferase ("SSAT"), which controls the export of polyamines from the cell. All three of these enzymes are short-lived, rapidly inducible proteins, and are tightly regulated by intracellular polyamine pools.
Working together, these enzymes function in a highly coordinated manner to maintain polyamine pools within a very narrow range of concentration inside the cell.

     The Company's polyamine analogue compounds are structurally similar to (hence, "analogues" of) the cell's naturally occurring polyamines. Because of this similarity, these analogues are recognized as natural polyamines by the cell's polyamine uptake system and thus gain entry into the cell. Once inside the cell, the Company's polyamine analogues disrupt the cell's polyamine balance and biosynthetic network, causing the cell to shut down the enzymes ODC and SAMDC that would normally make natural polyamines, and to increase production of SSAT, the enzyme which is responsible for the breakdown and export of natural polyamines from the cell. The combined effect on the enzymes controlling the proper level of polyamines in the cell results is a substantial reduction in the amount of polyamines in the cell and a corresponding increase in the amount of analogues in the cell. Because cancer cells have a high rate of polyamine biosynthesis and contain higher concentrations of essential polyamines than normal cells, the Company believes that the substitution of its polyamine analogues for the naturally occurring polyamines will counteract the increased level of polyamines present in the cancer cells, thereby reducing the ability of the cancer cells to proliferate.

     The Company has discovered, through its sponsored research at the University of Florida, that certain polyamine analogues modify other cell-related activities besides cell proliferation. For example, Company sponsored work on uncovering DEHOP's mechanism of action in arresting diarrhea has shown that DEHOP interacts with several receptor complexes, including the N-methyl-D-aspartate ("NMDA") receptor, which control neuromuscular function. Additional evidence suggests that DEHOP also stimulates nitric oxide release, which could be responsible for DEHOP's promotion of the relaxation of smooth muscles in the gastrointestinal tract. This is consistent with studies indicating that the smooth muscle relaxation promoted by DEHOP is inhibited by the nitric oxide synthase inhibitor L-NAME.

PRODUCTS UNDER DEVELOPMENT

     The Company currently has 13 potential products in various stages of research or development, including three that are in Phase I or II clinical trials. These products are based upon novel polyamine analogue compounds developed at the University of Florida and licensed exclusively to the Company. Additional compounds and/or indications discovered and developed by Dr. Bergeron and his staff will also be licensed to the Company on an exclusive worldwide basis pursuant to the terms of the Company's sponsored research agreement with the University of Florida. The following table summarizes the current product portfolio, or pipeline, which has resulted from the license agreement and sponsored research agreement with the University of Florida:

                                PRODUCT PIPELINE
-------------------------------------------------------------------------------
 DISEASE AREA     COMPOUND      INDICATION                 STATUS
-------------------------------------------------------------------------------
Cancer            DENSPM       all cancers       Maximum tolerated dose
                                                 reached 3rd Qtr. 1996; IND
                                                 transferred to Warner-
                                                 Lambert December 31, 1996.

                  DEHOP        all cancers       Phase I commenced October 1996

                  DEHOP        pancreatic
                  derivative   carcinoma         Preclinical development

                  Parabactin   cancers           Preclinical development
                                                 Research
-------------------------------------------------------------------------------
AIDS              DEHOP        AIDS-related      Phase II, projected to be
                               diarrhea          completed 3rd Qtr. 1997

                  SUN101       HIV               Research

                  SUN 102      HIV               Research
-------------------------------------------------------------------------------
Gastrointestinal  DEHOP        Ulcerative        IND allowed
 Disorders                      Colitis
                  Cyclic       GI-inflammation   Preclinical development
                  analogues
-------------------------------------------------------------------------------
Others            DENSPM         psoriasis         Preclinical development

                  DFO            iron overload     Manufacturing scale-up;
                                                   marketing partner

                  DENSPM         Alzheimer's       Research
                                 disease
                  DEHOP                            Preclinical development
                                 Pulmonary
                                 hypertension
-------------------------------------------------------------------------------

CANCER

     BACKGROUND. The American Cancer Society estimates that more than 1.4 million new cases of cancer will be diagnosed and more than 500,000 people will die of cancer in 1997 in the United States. Chemotherapy, surgery and radiation are the major components in the treatment of cancer. Chemotherapy is usually the primary treatment for cancers, such as hematologic malignancies, which cannot be excised by surgery. In addition, chemotherapy is increasingly being used as an adjunct to radiation and surgery to improve efficacy and address metastases (the spread of cancer), and as primary therapy for some solid tumors. The standard strategy for chemotherapy is to destroy the malignant cells by exposing them to as much drug as the patient can tolerate. Clinicians attempt to design a combination of drugs, dosing schedule and method of administration that increases the probability that malignant cells will be destroyed, while minimizing the harm to healthy cells.

     Most current anti-cancer drugs have significant limitations. Certain cancers, such as colon, lung, kidney and pancreatic cancers, are inherently unresponsive to chemotherapeutic agents. Certain other cancers may initially respond to a chemotherapeutic agent, but cease to respond as the cancer cells acquire resistance to the drug during the course of therapy. As such cancer cells develop resistance to a specific chemotherapeutic agent, they often simultaneously become resistant to a wide variety of structurally unrelated agents through a phenomenon known as "multi-drug resistance." Finally, current anti-cancer drugs are generally highly toxic, with effects including bone marrow suppression and irreversible cardiotoxicity, which can prevent their administration in therapeutic doses.

     DENSPM. Phase I human clinical trials for DENSPM in refractory solid cancer commenced in January 1994 at the University of Florida, Johns Hopkins University and Roswell Park Cancer Institute. The protocol allowed for one, two and three times per day dosing regimens at each center, respectively, in order to determine DENSPM's maximum tolerated dose and side effects. The Company and Warner-Lambert, its sublicensee, have agreed that the maximum tolerated dose has been determined at all dosage regimens. In December 1996, the Company received the remaining $500,000 of the $1,000,000 milestone payment due from Warner-Lambert upon reaching that milestone, and transferred the IND for the clinical trial to Warner-Lambert. Warner-Lambert is expected to commence Phase II clinical trials of DENSPM in the second half of 1997. Warner-Lambert is responsible for all subsequent clinical development of the compound (excluding Japan).

     The Company expects that its licensees will target Phase II clinical trials of DENSPM on the treatment of specific cancers (E.G., melanoma and pancreatic cancer), although the targets of such trials will be determined in their discretion.

     DEHOP. DEHOP was first tested at the University of Florida in five cancer patients during 1988 and 1989. The purpose of the study was to determine a safe dosage for DEHOP in cancer patients, and no drug related side effects were observed except for constipation. This led the Company and its researchers at the University of Florida to test DEHOP for use in treating AIDS patients who suffer from chronic diarrhea. See "--Gastrointestinal Disorders" below.

     Recent studies conducted by the Company demonstrated that DEHOP may have anti-proliferative properties and may be effective on different cancers at lower dosage levels than DENSPM. As a result, the Company filed an IND in March 1996 for a Phase I clinical trial to test DEHOP in cancer patients.
The study which commenced in October 1996 is being conducted by Dr. George Wilding at the University of Wisconsin Comprehensive Cancer Center, with funding under a federal grant from the National Cancer Institute. The study is a dose ranging trial conducted in cancer patients to determine safety, pharmacokinetics, and maximum tolerated dose in subsequent human trials.

     PARABACTIN. A rate-limiting step in the synthesis and replication of genetic material is an enzyme responsible for the generation of the building blocks making up deoxyribonucleic acid ("DNA"), the genetic code, from RNA. This enzyme, ribonucleotide reductase, is particularly important in cancerous and viral development and is found in mammalian cells, viruses of the herpes virus family and vaccinia, yeast and some prokaryotes. Ribonucleotide reductase, which is dependent on iron for its activity, is also the only enzyme in this metabolic pathway that is sensitive to iron deprivation. Recently published data shows that Parabactin, an additional polyamine analogue to which the Company has an exclusive license under its license agreement with the University of Florida, is more efficacious in inhibiting ribonucleotide reductase, as shown by the growth inhibition of mouse mammary tumor cells, than other competing compounds and that it is insensitive to multidrug resistance in these cell lines. Previous results have also shown that ribonucleotide reductase loses complete activity in mouse leukemia cells when treated with Parabactin.

     Parabactin has demonstrated anti-herpes activity similar to that of acyclovir and FIAC (2-fluoro-5-iodo-arabinofuranosylcytosine, a nucleoside analogue) in IN VITRO studies conducted at The University of Florida.

Furthermore, it appears non-toxic to monkey kidney cell monolayers used in a test which fully inhibits herpes replication. Finally, the drug has characteristics that allow it to penetrate cell membranes and exert its antineoplastic and antiviral activity.

     Preclinical studies on Parabactin in the anti-cancer area are continuing. In addition, work at the University of Florida has published that Parabactin has potent bacteriostatic effect on a number of microorganisms. Studies to determine possible roles of the iron chelator for use in combating bacterial and fungal microorganisms are currently underway and are scheduled to be completed in the second half of 1997.

     There is emerging evidence from a number of research laboratories to demonstrate that several neurodegenerative and gastrointestinal inflammatory diseases including Alzheimer's disease, Parkinson's Disease, Amyotrophic Lateral Sclerosis, Ulcerative Colitis, and others may occur as a result from cellular damage secondary to IN SITU free radical formation. Several authors have postulated that long term iron chelation may be useful in patients affected with these debilitating conditions since free iron greatly increases intracellular free radical formation by acting as a free radical catalyst. Preclinical animal studies are currently underway at the University of Florida to test several iron chelators, including DFO and Parabactin, in the rat model for inflammatory bowel disease. No good animal model for the neurodegenerative diseases is readily available today.

     DEHOP DERIVATIVE. Preclinical studies have shown that a derivative of DEHOP may be useful in treatment of pancreatic carcinoma. Several animal studies have demonstrated that this compound concentrates in the exocrine pancreas and after a relatively short use causes almost complete atrophy of the pancreas. Because the pancreatic cells are irreversibly altered by the compound, this finding is expected to be relevant to the treatment of pancreatic carcinoma, a rapid and invariably fatal neoplastic disease. Preclinical IN VITRO and IN VIVO efficacy studies relevant to this indication are anticipated to be completed by mid-year 1997. Preclinical safety studies can commence shortly thereafter, provided the efficacy results warrant continued development.

AIDS

     BACKGROUND. AIDS, which is a disease caused by human immunodeficiency virus ("HIV"), is a devastating viral infection that destroys the immune system of affected patients. The Company believes that approximately one million people in the United States and over 15 million people worldwide are infected with HIV. In the United States alone, over 500,000 AIDS cases had been reported by June 1996.

     Disorders of the gastrointestinal tract are common in AIDS patients. It is estimated that between 10% to 20% of all AIDS and HIV-positive patients suffer from several bouts of chronic diarrhea during the course of their disease. Most of these patients have periods of stable weight interspersed with episodes of heavy diarrhea and rapid wasting that often occur during active secondary infections. Over time, the recovery from bouts of diarrhea is less complete, producing long-term loss of body cell mass. The causes of AIDS-related diarrhea and weight loss are poorly understood and the condition is often unresponsive to medical therapy. It is estimated that, of the HIV-positive patients with chronic diarrhea, a pathogen can be identified as the cause in 50% of the cases, and that, among those patients with an identifiable pathogen, approximately 50% (or only 25% of all HIV-positive patients with chronic diarrhea) can be treated with antibiotic therapy. Treatment is therefore empiric and uses a combination of anti-diarrheal agents including opiates, loperamide, octreotide and diphenoxylate.

     Furthermore, the doses at which AIDS patients need to take the currently available over-the-counter ("OTC") antidiarrheal drugs cause significant drowsiness, a frequent side effect associated with these drugs. The results of IN VITRO drug screens and clinical trials to date lead the Company to believe that DEHOP will not show any of the nervous system side effects, such as drowsiness, normally associated with existing OTC anti-diarrheal drugs.

     A 1994 quality of life study conducted by researchers at Stanford University School of Medicine showed that the annual charge to patients with AIDS was 70% higher ($24,567 versus $14,471) for patients with diarrhea than for those without such symptoms. These patients also suffered more significant work loss and reported a greater need for assistance in the home.

     DEHOP. In January, 1994, the FDA allowed an Investigator IND submitted by the University of Florida to conduct Phase I human clinical trials of DEHOP as a possible treatment for chronic refractory diarrhea associated with AIDS patients. The first segment of the Phase I human clinical trial, to determine side effects, was completed in June 1994. Five AIDS patients, for whom treatments with other antidiarrheal medications had been unsuccessful, received doses which were three- to five-fold lower than those doses previously given to cancer patients in a previous study of DEHOP for cancer conducted in 1989. All five patients experienced a significant reduction in stool volume with no measurable adverse side effects. An expanded segment of the Phase I clinical trial in a total of fifteen evaluable patients, to determine safety, route of administration and dosage regimen, was completed in December 1995. Across the three dose levels tested, nine responded positively to the drug. No adverse events were reported.

     The current Phase II clinical trials being conducted under a sponsored IND, which was allowed by the FDA in January 1996, are required to establish safety and appropriate dosing regimens for use in the expanded Phase III clinical trials. The first five patients have completed administration of DEHOP at the 12.5 mg/day dose level which is one fourth of the lowest dose tested in the Phase I clinical study. Since good response was observed, an additional ten patients will be treated at this level. Depending on the results from these patients, strategies for Phase III clinical testing of the drug will be determined.

     During the Phase III human clinical trials of DEHOP, for which the Company expects to complete patient enrollment within approximately 18 months after their commencement, the Company may seek treatment IND status for DEHOP. If the FDA approved such status, the Company could commence limited commercial distribution of DEHOP prior to its submission of a New Drug Application (an "NDA") for DEHOP. No assurance can be made, however, that the Phase III clinical trials of DEHOP would be successful, that patient enrollment could be completed within 18 months, or that, in any event, the FDA would approve treatment IND status for DEHOP.

     SUN 101 AND 102. The HIV-1 virus has nine known genes that contain the information for viral structural, enzymatic and regulatory proteins necessary for intracellular viral replication and assembly. HIV medicines in use today are directed toward the viral enzymes, reverse transcriptase and protease.
These enzymes are necessary for conversion of viral RNA to DNA and assembly of viral components into infective virus, respectively. Despite the effectiveness of currently available HIV drugs in reducing the levels of HIV, progression of the disease continues to occur in treated patients, with decreases in CD4+ T lymphocytes levels, the onset of opportunistic infections, and ultimate progression to death. Hypotheses for the ultimate failure of these drugs include: (i) the drugs become overwhelmed by the amount of HIV present; (ii) the virus develops resistance to the drugs; and (iii) the inhibition of one or two molecular targets (e.g., reverse transcriptase and/or protease) is insufficient to control the virus. Although treatment with a combination of reverse transcriptase and protease inhibitors has been shown to reduce the level of HIV RNA in the blood to undetectable levels in some patients, HIV DNA continues to persist in the tissues of these patients. In addition, 25% of patients who have received combination therapy with reverse transcriptase and protease inhibitors do not respond to the treatment, either because of the patient's inability to take the combination therapy due to side effects or the failure of the combination therapy to produce an antiviral effect.

     The Company, through its funded research at The University of Florida, is currently investigating another possible therapeutic approach to HIV. The viral rev gene is a regulatory gene that is required for the production of viral structural components by the infected cell. The product of the viral rev gene combines in the nucleus with cellular EIF 5A, an initiation factor necessary for protein synthesis. This combination moves across the nuclear membrane to the cytoplasm where it binds with the rev responsive element on the viral envelope messenger RNA. The viral message contained in the envelope message is then read or translated by the cell to produce viral proteins necessary for viral survival and propagation.

     The Company has funded research at The University of Florida to investigate several proprietary analogue compounds that may alter EIF 5A in such a way as to inhibit its combination with the rev gene product or the ability of the combination to bind to the envelope messenger. Without this important phase of the viral life-cycle, HIV cannot survive and infect new lymphocytes Although the HIV virus has a tremendous ability to mutate, this approach may represent an "Achilles heel" in the virus' life cycle where mutation may be unimportant and may lead to new drugs for the treatment of AIDS.

GASTROINTESTINAL DISORDERS

     DEHOP. Ulcerative colitis is an idiopathic form of inflammatory bowel disease affecting approximately two million people in the United States. Ulcerative colitis consists of a diffuse, continuous, inflammatory process that always involves the rectum, varies in its proximal extent, but never involves the small intestines. The etiology of ulcerative colitis remains uncertain, but genetic, infectious, immunological, and psychological factors have been implicated as possible pathogenetic mechanisms in producing the chronic mucosal inflammatory condition and its resulting ulcerative and hemorrhagic sequelae.
To date the disease is treated with sulfasalazine, other 5-ASA compounds and/or rectal corticosteroids. None of these treatments are very effective in alleviating the signs and symptoms of ulcerative colitis.

     Preclinical investigation with DEHOP in animal models for inflammatory bowel disease (ulcerative colitis) indicates that the compound exerts protective and anti-inflammatory effects in the mucosa of the colon. Therefore, DEHOP, owing to its biochemical, antimotility, antisecretory and mucosal protective properties, may palliate or attenuate colonic mucosal inflammatory infiltrates and the signs and symptoms of mild to moderate ulcerative colitis. To test this theory, an IND was allowed by the Food and Drug Administration in March 1997. Dr. Steven Hanauer, a clinical researcher at the University of Chicago, has agreed to conduct a Phase I/II clinical trial in patients with mild to moderate ulcerative colitis.

OTHER DISEASE AREAS

     PSORIASIS

     DENSPM. The Company believes that DENSPM may have potential application for the treatment of psoriasis. Patients with psoriasis have been found to have increased local ODC activity, elevated systemic polyamine levels and increased urinary polyamine excretion. Experimental studies ten years ago using various models of mouse skin have shown that the ODC inhibitor Difluoromethylornithine ("DFMO"), administered systemically or topically, prevented polyamine accumulation and subsequently inhibited tissue growth indicating the potential use of DFMO in the treatment of hyperproliferating disorders of human skin. Seven of ten patients treated topically with DFMO were moderately improved. In these patients DFMO significantly reduced putrescine and spermidine concentrations of the skin. Because of the marginal clinical efficacy of the DFMO treatment, partly attributable to poor permeability into human skin, DFMO has not gained a foothold in the treatment of psoriasis. DENSPM, however, has been shown to penetrate mouse skin and to have cytostatic properties. Company-sponsored preclinical studies of DENSPM as a possible treatment for psoriasis are presently being conducted at the University of Florida, and the Company plans to complete necessary skin safety studies prior to filing an IND application in 1997 for testing DENSPM against psoriasis in human clinical trials.

     CYCLIC ANALOGUES. In preclinical testing, several cyclic analogues have shown excellent anti-inflammatory and cardiovascular activity. The preclinical testing necessary to determine which analogue and what indication to pursue continues in 1997.

     IRON OVERLOAD

     DFO. In October 1995, SunPharm obtained a license from the Foundation to a proprietary process for making the iron chelator drug, desferrioxamine ("DFO"). The process was invented at the University of Florida. DFO was discovered more than 30 years ago and has since been the drug of choice to manage iron overload in patients needing chronic blood transfusions, such as those with thalassemia disorders, which affect more than 100,000 children worldwide. The combination of chronic blood transfusions and DFO treatments for thalassemia patients increases patients' chances for survival. Until recently, however, DFO has been isolated only from microorganisms. Dr. Raymond Bergeron, the inventor of the Company's polyamine analogue products, has invented a process for making DFO by chemical synthesis that should overcome the difficulties caused by having a naturally occurring source of the drug.

     Under the terms of the license agreement, SunPharm has acquired exclusive rights to patent applications covering a novel process of chemically synthesizing DFO in exchange for a license payment and future royalties on the sales of the drug. SunPharm plans to use this unique process to develop an alternative supply of DFO to the natural form of DFO marketed since 1976 by Ciba-Geigy under the trade name Desferal-Registered Trademark-. The combined North American and European market for DFO is approximately $50 million per year.

     The commercialization of DFO is an important first step in the development of other iron chelators, such as Parabactin, to which the Company has license rights for anticancer and antiviral uses. SunPharm plans to contract the manufacturing and clinical development for an abbreviated new drug application ("ANDA") as soon as a reliable source has been identified.

     The Company contracted with the Shanghai Institute of Organic Chemistry for the commercial scale-up of DFO. The Shanghai Institute has previously manufactured similar types of compounds using similar methods. However, because of delays experienced to date in the delivery of initial samples, other manufacturing subcontractors have been contacted as possible alternate sources of supply.

     ALZHEIMER'S DISEASE

     The Company has entered into scientific collaborations with the University of Toronto and the Mayo Clinic to study the possible role of SunPharm's polyamine analogue drugs in the processes that are believed to cause or amplify Alzheimer's disease. These collaborations are intended to result in data that would justify the development of a new treatment approach for this progressive dementia of old age that affects approximately one in six individuals over the age of 65. Because of the great number of drugs in clinical testing by other pharmaceutical companies and the tremendous resources needed to take a drug for Alzheimer's disease through expensive, time-consuming and complicated human testing, this project is awaiting the analysis of results from the University of Toronto to determine the emphasis the Company should put on developing it further.

     PULMONARY HYPERTENSION

     DEHOP. Pulmonary hypertension is a critical and acute disorder occurring annually in approximately 5,000 patients. This indication is pursued based on published work by Dr. Bergeron on the effect of DEHOP on hypertension in animals. The Company's interest in using DEHOP in treating hypertension is based on the compound's ability to induce the production of nitric oxide ("NO"). NO is a short lived messenger molecule that has been implicated in cardiovascular disorders and relaxation of smooth muscle, among others. It is believed that DEHOP induces NO production by its inhibition of ODC, the accumulation of the polyamine precursor ornithine and the ensuing rerouting of arginine metabolism to NO and citrulline. The release of NO relaxes smooth muscle which is physiologically measured as lowering of blood pressure or hypertension. However, this effect of DEHOP is only observed when given acutely. No changes in blood pressure have been observed in cancer studies where DEHOP is given over longer time periods. The Company is currently engaged in preclinical development at the University of Kentucky for possible use of DEHOP in primary and secondary pulmonary hypertension. Results are expected from the University of Kentucky during the second quarter of 1997. A decision will be made to proceed with clinical trials at that time.

STRATEGIC ALLIANCES

WARNER-LAMBERT AGREEMENT

     In May 1993, the Company entered into a sublicense agreement with Warner-Lambert, a multi-national pharmaceutical manufacturer and marketer, with respect to DENSPM. The agreement grants Warner-Lambert exclusive worldwide rights (excluding Japan) to manufacture and market DENSPM for all cancer indications in exchange for certain license fees, advance royalty payments and development milestone payments, of which Warner-Lambert has paid a total of $2.6 million to date. Warner-Lambert will also pay the Company a royalty on all sales of products incorporating such compound. The Warner-Lambert agreement provides for additional payments to the Company upon the completion of Phase II clinical trials, filing of the NDA for DENSPM, and approval of the NDA for commercial sale of DENSPM. The Company's rights to receive such payments are dependent upon the achievement of these milestones by Warner-Lambert, and are not within the control of the Company.

     Pursuant to the agreement, the Company was responsible for Phase I clinical trials for DENSPM, and Warner-Lambert is responsible for completing all remaining clinical trials at its expense. Warner-Lambert has a right of first refusal to acquire the rights to DENSPM for other indications should the Company elect to sublicense the development of DENSPM for such indications. However, Warner-Lambert has waived its rights to be licensed DENSPM for the treatment of Alzheimer's disease, which is being studied under a collaboration agreement with the University of Toronto. Should Warner-Lambert elect to subcontract any portion of the manufacturing of the compound to a third party, the Company has the right to match such third party's offer under certain circumstances.

     The Warner-Lambert agreement terminates on a country-by-country basis, upon the later of the expiration of the last-to-expire patent in such country or ten years after the commencement of marketing of a product in that country.

     In June 1996, Warner-Lambert acquired a 12-month option to other linear polyamines for use in cancer indications in exchange for an early payment of $500,000, one half of the milestone payment due upon completion of the Phase I clinical study of DENSPM. There can be no assurance that Warner-Lambert will exercise this option upon the expiration of the option period. In December 1996 SunPharm had met its obligations under the sublicense agreement for completion of the Phase I study and the IND was transferred to Warner-Lambert in exchange for the remaining portion of the $1 million milestone payment.

NIPPON KAYAKU AGREEMENT

     In February 1994, the Company entered into an agreement with Nippon Kayaku with respect to the Japanese marketing and development rights to DENSPM for cancer indications. Nippon Kayaku has committed to make staged payments to the Company for research and development milestones, of which it has paid $225,000 to date, together with royalties on all sales of products incorporating DENSPM. The Nippon Kayaku agreement provides for additional payments to the Company upon commencement of Phase I and Phase II clinical trials in Japan, upon the submission of and upon the approval of an NDA in Japan, and on the later to occur of product pricing approval or patent approval in Japan. The Company anticipates receiving a payment of $500,000 from Nippon Kayaku in 1998, upon the commencement of Phase I clinical trials in Japan. The Company's rights to receive such payments are dependent upon the achievement of these milestones by Nippon Kayaku, and are not within the control of the Company. Nippon Kayaku is responsible for completing all necessary Japanese clinical trials and associated regulatory submissions at its expense. The Company has retained the right to supply Nippon Kayaku with all of its bulk product requirements for marketing DENSPM in Japan.

LICENSED TECHNOLOGY AND SPONSORED RESEARCH

     The Company holds an exclusive worldwide license to the commercial rights to uses of polyamine compounds, DFO and iron chelators under more than 25 issued U.S. and foreign patents and numerous pending patent applications held by the Foundation, the technology transfer subsidiary of the University of Florida.

     The agreements pursuant to which the Company has the rights to these patents require the Foundation to file and prosecute the patents relating to the technology licensed to the Company, the costs of which are required to be reimbursed by the Company, and to take all steps to defend such patent rights. If the Foundation fails to take any such action, the Company has the right to defend such rights at its own expense.

     No assurance can be given that any existing patent application, or any future patent applications, will be issued or that any patents, if issued, will provide the Company with adequate patent protection with respect to the covered products, their uses, technology or processes. In addition, under its license with the University of Florida, the Company is required to meet specified milestone and diligence requirements to retain its license of these patents.

     LICENSE AGREEMENTS. The Company and the Foundation entered into a Patent License Agreement with Research Component (the "1991 License Agreement") in December 1991, pursuant to which the Foundation granted a worldwide exclusive licensed to its rights under certain patents and patent applications relating to polyamine and metal chelator technology invented by Dr. Bergeron to the Company. The Company has rights under the 1991 License

Agreement to all indications currently under development and, with respect to all patent applications filed for inventions discovered during the term of the Company's sponsored research agreement, the Company obtains rights for all indications and uses for humans and animals. The Company's license is subject to certain diligence milestones related to product development and regulatory applications, product marketing and certain other matters. The Foundation may terminate the 1991 License Agreement if the Company fails to meet certain of these milestones; provided, however, such termination shall be limited to a particular compound if the default is related to a particular compound only. The Foundation may terminate the 1991 License Agreement in its entirety if the Company defaults in its payment obligations under the sponsored research agreement.

     Under the 1991 License Agreement, the Company is obligated to pay royalties on sales of products, subject to certain annual minimum royalties and reimbursement of patent costs incurred by the Foundation. These royalties include a royalty on net sales of the Company's products of between five and six percent, and a royalty of 28% (increasing to 35% under certain circumstances) on royalty and license payments made to SunPharm by the Company's sublicensees. In no event, however, may payments to the Foundation on sales of products by sublicensees be less than two percent of sublicensee sales. The Company is required to pay a minimum annual royalty of $100,000 on each anniversary date of the 1991 License Agreement, which is credited against royalties and research payments due under the sponsored research agreement.

     Under the 1991 License Agreement, as amended, the Company has issued the Foundation a total of 342,760 shares of Common Stock. The 1991 License Agreement terminates when the last patent licensed to the Company expires or December 9, 2011, whichever is later.

     In October 1995, the Company and the Foundation entered into a license agreement (the "DFO License Agreement") giving the Company an exclusive worldwide right to manufacture synthetic DFO pursuant to a proprietary process invented by Dr. Bergeron. Under the DFO License Agreement, the Company is obligated to pay royalties on sales of products at a rate of 2% on net sales, subject to an annual minimum royalty of $10,000 in the first two years, increasing by $10,000 per year to a maximum of $50,000. The DFO License Agreement can be terminated in the event that SunPharm has not commercialized DFO within three years (unless the minimum annual royalty continues to be paid), and under certain other circumstances such as bankruptcy or breach. The Company paid a $50,000 license fee upon execution of the DFO License Agreement.

     RESEARCH AGREEMENT. The Company and the Foundation also entered into a Corporate Research Agreement (the "sponsored research agreement") in December 1991 (and subsequently amended) which provides that the Company will fund the research and development work of Dr. Bergeron's laboratory through December 1998, at an annual cost (including direct and indirect costs) of $875,000, commencing in January 1997. The Company has paid all required payments under the sponsored research agreement to date. Under the sponsored research agreement, any new invention is licensed to the Company on the same terms as the 1991 License Agreement without any additional license fees to the Foundation.

     The Company has a close working relationship with Dr. Bergeron at the University of Florida, who is engaged as a consultant to the Company, and Company management and the scientists at the University meet regularly to review the progress and direction of the University's efforts under the sponsored research agreement. A total of 16 scientists and technicians at the University of Florida are working on the Company's products under Dr. Bergeron's supervision, five of whom have their Ph.D. degree. By utilizing the significant resources of the University of Florida, including its state-of-the-art equipment, its laboratory facilities for synthesis, analyses, pharmacology, toxicology, IN VITRO and IN VIVO studies and its clinical and animal facilities, the Company believes that it has accomplished significantly more in the development of its licensed compounds than it would have been able to do so on its own, without substantially greater need for capital.

     The Company has incurred costs of research and development totaling approximately $1,676,000, $1,965,000 and $1,901,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company has incurred research and development costs of approximately $7,569,000 for the period from the Company's inception of May 3, 1990 through December 31, 1996.

PATENTS AND PROPRIETARY TECHNOLOGY

     Subject to a nonexclusive statutory license to the United States government, the Company is the exclusive licensee of over 25 issued U.S. and foreign patents and numerous pending patent applications. The Company is required to meet specified milestone and diligence requirements in order to retain its license to the patents and other proprietary rights licensed from the Foundation. No assurance can be given that the Company will satisfy any of these requirements.

     The Company's success will depend, in part, on the validity and scope of the patents and patent applications licensed from the Foundation, and on its ability to operate without infringing on the proprietary rights of others. Other parties have filed patent applications and some patents may have been or may be issued in the therapeutic areas in which the Company is developing products. If any of the Company's proprietary technology in these areas were to conflict with the rights of others, the Company's ability to commercialize products using such technologies could be materially and adversely affected.

     The patent position of pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions. There can be no assurance that the patents licensed from the Foundation will provide substantial protection or commercial benefit to the Company, afford the Company adequate protection from competing products, or not be challenged or declared invalid or that additional related United States or foreign patents will be issued, the occurrence of any of which could have a material adverse effect on the Company's operations. While the United States government could use its rights as licensee of the Foundation's patents to increase the supply of products based on such patents or to reduce the cost of treatment with such products, the Company is unaware of any instance in which federal authorities have exercised such rights in that manner.

     Certain proprietary trade secrets and unpatented know-how are important to the Company. There can be no assurance that others may not independently develop the same or similar technologies. It is the Company's policy to require all employees and consultants to execute confidentiality agreements protecting the Company's proprietary information. In addition, the Company's sponsored research agreement with the University of Florida requires confidential treatment by the University of Florida and its employees of the proprietary information owned by or licensed to the Company. Notwithstanding such agreements, however, third parties nonetheless may gain access to such information.

     There has been significant litigation in the biotechnology and pharmaceutical industry regarding patents and other proprietary rights. If the Company became involved in similar litigation regarding its intellectual property rights, the cost of such litigation could be substantial.

GOVERNMENT REGULATION

     In the United States, the Company's polyamine analogue and iron chelator products are regulated under the Federal Food, Drug and Cosmetic Act by the FDA's Center for Drug Evaluation and Research. The steps required before a pharmaceutical product may be marketed in the United States include (i) preclinical laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation, (ii) the submission to the FDA of an IND, which includes the results of the preclinical studies and, unless the FDA objects, becomes effective 30 days following its filing with the FDA (and which must become effective before human clinical trials may commence), (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug (and which provide data satisfying FDA data integrity standards), (iv) the submission of an NDA to the FDA and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing facility is subject to inspections every two years by the FDA and must comply with Good Laboratory Practices and Good Manufacturing Practices.

     In the United States, human clinical trial programs generally involve a three phase process. Typically, Phase I trials are conducted in healthy volunteers to determine the early side effect profile and the pattern of drug distribution and metabolism. Phase II trials are conducted in groups of patients afflicted with the target disease to provide sufficient data for the statistical proof of efficacy and safety required by federal regulatory agencies. If Phase II evaluations indicate that a product has shown indications of potential effectiveness and has an acceptable safety profile, Phase III trials are undertaken to conclusively demonstrate clinical efficacy and safety within an expanded population at multiple clinical study sites. Sometimes, the FDA requires Phase IV studies to track patients after a product is approved for commercial sale to identify side effects that may occur in a small number of patients.

     In the case of drugs for cancer, AIDS and other life-threatening diseases, the initial human testing is generally done in patients rather than in healthy volunteers. Because these patients are already afflicted with the target disease, these studies may provide results traditionally obtained in Phase II studies. Similarly, Phase II studies may be expanded to provide results generally obtained in Phase III studies (such expanded studies are generally referred to as Phase II/III studies). As a result, subject to obtaining the necessary FDA approvals, the clinical trial process for cancer, AIDS and other life-threatening diseases may be shortened relative to the process for non-life-threatening diseases. No assurance can be given, however, that the FDA will grant such approvals.

     The Company will also be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to commencement of marketing the product in those countries. The approval process varies from country to country, and the time may be shorter or longer than that required for FDA approval. The Company intends, where applicable and to the extent possible, to rely on licensees to obtain regulatory approval for marketing the Company's products in foreign countries.

     From the time an NDA is filed, regulatory approval of a new pharmaceutical product often takes up to two years for life-threatening diseases and longer for non-life-threatening diseases and involves the expenditure of substantial resources. Approval depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

     During the pendency of Phase II/III trials for its products or thereafter, the Company may file for Treatment IND status under provisions of the IND regulations. These regulations apply to products for serious or life-threatening diseases and are intended to facilitate the availability of new products to desperately ill patients after clinical trials have shown evidence of efficacy, but before general marketing approval has been granted by the FDA. Under these regulations, the Company will be in a position to recover some of the costs of research, development and manufacture of its products before marketing begins, should the Company choose to do so. However, no assurance can be made that the FDA will grant Treatment IND status as to any of the Company's products, even after sufficient clinical data have been obtained or that the Company can charge for the product.

COMPETITION

     The Company has numerous competitors, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than those being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining FDA and other regulatory approvals on products for use in health care.

     The Company is aware of various products under development or manufactured by competitors that are used for the prevention, diagnosis or treatment of certain diseases the Company has targeted for product development, some of which use therapeutic approaches that compete with certain of the Company's potential products. For example, the Company believes that Ciba-Geigy is developing a product which targets SAMDC, one of the two enzymes responsible for the biosynthesis of polyamines in human cells. Ciba-Geigy is also marketing a natural form of DFO for iron overload dysfunctions, and has significantly greater resources than the Company.

     The Company has limited experience in conducting and managing the clinical trials required to obtain government approvals and has not to date managed a set of clinical trials to completion. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company, which could adversely affect the Company's ability to further develop and market its products. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has limited or no experience.

EMPLOYEES

     As of March 31, 1997, the Company had five full-time employees and one part-time employee. The Company does not employ any full-time laboratory personnel, and all of its preclinical and clinical tests are subcontracted and performed at the University of Florida or other collaborative entities.
Although the Company has obtained a $1,000,000 key person life insurance policy on the life of Stefan Borg, of which the Company is the sole beneficiary, the loss of Mr. Borg's services could nevertheless have a material adverse effect on the Company.

RISK FACTORS

     DEVELOPMENT STAGE COMPANY

     The Company is in the development stage and has realized only limited revenues, all of which have been derived from payments from Warner-Lambert and Nippon Kayaku in connection with license fees and achieving identified research milestones with respect to DENSPM. The Company has incurred net losses since commencement of its operations and it expects to continue to incur losses for the foreseeable future. Moreover, there can be no assurance that the Company will successfully complete the transition from a development company to successful operations and/or profitability.

     NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT OR COMMERCIALIZATION

     Since its inception, the Company has devoted its efforts exclusively to the research and development of potential pharmaceutical products based primarily upon its licensed polyamine analogue and metal chelator technologies. While one of these analogues, DEHOP, is presently in Phase II human clinical trials, and another analogue, DENSPM, has completed Phase I human clinical trials, such trials will not be sufficient to demonstrate their safety or efficacy, and substantial further human clinical trials must be successfully completed before such products may be approved for commercialization. There can be no assurance that DEHOP or DENSPM, or any other potential product currently in development or developed in the future, will prove to be safe or effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully marketed.

     NEED FOR ADDITIONAL FINANCING

     The Company has expended and will continue to expend substantial funds to continue the research and development of its products, conduct preclinical and clinical trials, establish clinical and commercial scale manufacturing in its own facilities or in the facilities of others and market its products. The amount and timing of such expenditures are subject to a number of factors.
Based on its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital needs through the second quarter of 1997, but will not be sufficient to fund the Company's operations to the point of introduction of a commercially successful product. The Company's rights to receive payments from Warner-Lambert and Nippon Kayaku are dependent upon the achievement of certain development and commercialization milestones by Warner-Lambert and Nippon Kayaku, respectively, and are not within the control of the Company. Further, the capability of Warner-Lambert or Nippon Kayaku to achieve such milestones depends upon the availability and/or prioritization of sufficient funding to support necessary testing of DENSPM, the availability of trained and experienced staff for testing and the results of such testing, among other factors. As a result, no assurance can be made that such milestones will be achieved or that such payments will be received by the Company. See "--Strategic Alliances."

     The Company will require significant levels of additional capital, which it intends to raise through additional equity or debt financing, additional arrangements with corporate partners or from other sources. No assurance can be given that the necessary funds will be available for the Company to finance its development on acceptable terms or at all. If adequate funds are not available from operations or additional sources of financing, the Company's business will be materially and adversely affected. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

     Research, preclinical development, clinical trials and the manufacturing and marketing of therapeutic products under development by the Company are subject to extensive and rigorous regulation by government authorities in the United States and other countries, including, but not limited to, the FDA. In order to obtain approval to commercialize a product, the Company must demonstrate to the satisfaction of the FDA and comparable authorities in other countries that such product is safe and effective for its intended uses and that the Company is capable of manufacturing the product to the applicable standards. In the U.S., this requires that the product undergo extensive preclinical testing, that the Company file an IND application with the FDA prior to commencing human clinical trials and that the Company file a NDA requesting FDA approval for commercial marketing of the product.

     The approval process for the Company's product candidates is likely to take several years and will involve significant expenditures for which additional financing will be required. The cost to the Company of conducting human clinical trials for any potential product can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the extent of development and financial support, if any, from corporate partners. Although Phase I and Phase II clinical trials of DENSPM and DEHOP, respectively, are presently being conducted, further clinical trials, including large, time-consuming and more costly Phase II and Phase III clinical trials, will be required to demonstrate the safety and efficacy of DENSPM and DEHOP. There can be no assurance that the Company will have sufficient resources to complete the required regulatory review process or that the Company could survive the inability to obtain, or delays in obtaining, such approvals. Approvals that may be granted will be subject to continual review, and later discovery of previously unknown problems may result in withdrawal of products from marketing. See "--Government Regulation."

     DEPENDENCE ON EXCLUSIVE LICENSE

     All of the Company's development and commercialization rights for its products are derived from its license agreement with the Foundation. The Company's rights under the license agreement are subject to early termination under certain circumstances, including failure to pay royalties or other material breach by the Company, bankruptcy of the Company or failure by the Company to carry on its business, failure to commence marketing of a licensed product within six months of approval in any specific market, and failure to comply with the terms of the Company's sponsored research agreement with the University of Florida, among others. In the event that the license agreement terminates for any reason, the Company's rights to manufacture and market DEHOP and DENSPM and its other products would terminate. See "--Licensed Technology and Sponsored Research."

     LIMITED PERSONNEL; RELIANCE ON STRATEGIC ALLIANCES; RELIANCE ON COLLABORATIVE ARRANGEMENTS FOR RESEARCH AND DEVELOPMENT

     SunPharm has five full-time and two part-time employees and is substantially dependent on third parties, with all of the risks attendant thereto, to conduct research and development, to conduct clinical trials of the Company's potential products and to manufacture DEHOP, DENSPM and other compounds for such research and development. See "--Licensed Technology and Sponsored Research" and "--Strategic Alliances."

     The Company is dependent upon the University of Florida and Dr. Raymond Bergeron, the inventor of the Company's technology, with respect to all research and most early preclinical development of its potential products. The Company does not have, and has no immediate plans to construct, a laboratory facility. The Company has no control over the facilities where the research and development work is being performed or over the personnel performing such work. If the University of Florida breaches its obligations under its agreement with the Company, the Company's remedies may be limited by applicable law affecting actions against state agencies.

     The Company benefits significantly from and is dependent upon collaborative arrangements with the University of Florida and Dr. Bergeron. Although the Company believes that its relationships with its collaborators are good, there can be no assurance that the Company's relationships with such institutions and individuals will continue. The loss of these relationships would significantly increase the Company's expenses and could have a substantial negative effect on the Company's ability to attain its long-range objectives.

     The Company is dependent upon strategic alliances with Warner-Lambert and Nippon Kayaku with respect to the development and commercialization of DENSPM, and expects to rely upon future strategic alliances with other pharmaceutical companies with respect to other potential products. Although the Company believes that Warner-Lambert, Nippon Kayaku and any future strategic alliance partners have or will have an economic motivation to develop and commercialize such products, the amount and timing of resources to be devoted to these activities are not within the control of the Company and will be subject to the priorities of such strategic alliance partners in allocating these resources, which may not be consistent with the best interests of the Company. In addition, the Company's strategic alliance partners or their affiliates may be pursuing alternative products or technologies which may compete with the Company's products and technologies. No assurances can be given that the Company's agreements with Warner-Lambert and Nippon Kayaku, or with any other strategic alliances the Company may enter in the future, will result in the successful development or commercialization of DENSPM or other potential products, or that any such agreements will result in any significant revenues, profits or cost savings to the Company. Furthermore, no assurances can be given that the Company will be able to enter into future strategic alliance agreements on favorable terms or at all. In addition, the Company's strategic alliance partners or their affiliates may be pursuing alternative products or technologies which may compete with the Company's products and technologies.
See "--Strategic Alliances."

     UNCERTAINTIES AS TO PATENTS AND PROPRIETARY TECHNOLOGIES

     Subject to a nonexclusive statutory license to the U.S. government, the Company is the exclusive licensee of more than 25 issued U.S. and foreign patents and numerous pending patent applications. The Company is required to meet specified milestone and diligence requirements in order to retain its license to the patents and other proprietary rights licensed from the Foundation. No assurance can be given that the Company will satisfy any of these requirements.

     The patent position of pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions. There can be no assurance that the patents licensed from the Foundation will provide substantial protection or commercial benefit to the Company, afford the Company adequate protection from competing products, or not be challenged or declared invalid or that additional related United States or foreign patents will be issued, the occurrence of any of which could have a material adverse effect on the Company's operations. The United States government could use its rights as licensee of the Foundation's patents to increase the supply of products based on such patents or to reduce the cost of treatment with such products.

     Certain proprietary trade secrets and unpatented know-how are important to the Company. There can be no assurance that others may not independently develop the same or similar technologies. Although the Company has taken steps to protect its trade secrets and unpatented know-how, third parties nonetheless may gain access to such information.

     There has been significant litigation in the biotechnology and pharmaceutical industry regarding patents and other proprietary rights. If the Company became involved in similar litigation regarding its intellectual property rights, the cost of such litigation could be substantial. See "--Patents and Proprietary Technology."

     UNCERTAINTY OF HEALTH CARE REFORM MEASURES AND THIRD PARTY REIMBURSEMENT

     The Company's ability to successfully commercialize its products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers and other organizations. While the legislative and regulatory proposals of President Clinton to reform the health care system have been tabled temporarily and while the Company cannot predict whether any such future legislative or regulatory proposals will be adopted, the pendency of such proposals could have a material adverse effect on the Company's ability to raise capital. Any such reform measures, if adopted, could adversely affect the pricing of therapeutic products in the United States or the amount of reimbursement available from United States governmental agencies or third party insurers and could materially adversely affect the Company in general. Furthermore, the Company's ability to commercialize its potential product portfolio may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's proposed products.

     In both domestic and foreign markets, sales of the Company's proposed products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's proposed products will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of the Company's proposed products are approved for marketing. Adoption of such legislation or regulations could further limit reimbursement for medical products and services. See "--Government Regulation."

     PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE

     The testing, marketing and sale of pharmaceutical products entails a risk of product liability claims by consumers and others and such claims may be asserted against the Company. The Company does not maintain product liability insurance coverage other than $1,000,000 of primary and $1,000,000 of excess product liability coverage applicable only for DENSPM and DEHOP for the Phase I human clinical trials of DENSPM Phase I and Phase II human clinical trials of DEHOP and prior to marketing any product, there can be no assurance it will be able to obtain such insurance at a reasonable cost or in an amount sufficient to cover all possible liabilities. In the event of a successful product liability suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on the Company. Further, SunPharm is required to indemnify the University of Florida and its trustees, officers, employees and affiliates against claims resulting from the manufacture or sale of products derived from its polyamine compounds and to have product liability coverage naming the University of Florida as an additional insured for such risks.

LACK OF MANUFACTURING EXPERIENCE OR FACILITIES

     The Company currently contracts with third parties for the production of compounds in limited quantities for its preclinical and clinical trials and currently does not possess the staff or facilities necessary to manufacture products in commercial quantities. The Company has entered into agreements, however, for the production of clinical-scale quantities of its products by third party contractors which it believes capable of supplying its short-term requirements. There can be no assurance that the polyamine compounds or iron chelators can be manufactured by the Company or its suppliers at a cost or in quantities necessary to make such compounds commercially viable products.

     RELIANCE ON FOUNDER

     The Company is highly dependent upon Stefan Borg, its founder, President and Chief Executive Officer. See "--Employees."

     COMPETITION

     For a discussion of the competition faced by the Company, see "--Competition."

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases its executive offices in Jacksonville, Florida at an annual rent of approximately $37,000. The lease expires in November 1997 and is not renewable. The Company believes that its present facilities should be sufficient for the Company's needs through 1997. The Company does not own or lease any laboratories or other research and development facilities. The Company's sponsored research at the University of Florida is conducted at laboratory facilities on the University of Florida campus.

ITEM 3.  LEGAL PROCEEDINGS.

     On December 20, 1995, Dean L. Rider, M.D. ("Rider"), a stockholder of the Company, filed suit against the Company and Stefan Borg in Superior Court for the City and County of San Francisco, California, seeking compensatory damages of over $41 million and punitive damages based upon an alleged agreement between SunPharm and Dr. Rider. In June 1996, the Company settled this litigation with Rider by issuing Rider 50,000 shares of Common Stock. The Company further agreed to file an S-3 registration statement to register such shares for resale. The Company believes that the claims made by Rider were without merit, and did not admit to any wrongdoing in connection with the settlement. The Company agreed to the settlement because it believed the cost of the settlement to be more economical than the cost of continuing to incur significant legal expenses to defend this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     SunPharm's Units, Common Stock and Warrants are traded on the Nasdaq SmallCap Market under the symbols "SUNPU," "SUNP" and "SUNPW," respectively. The Units, Common Stock and Warrants began trading on January 12, 1995. The following table presents quarterly information on the price ranges of the Units, Common Stock and Warrants. This information indicates the high and low sales price reported by the Nasdaq SmallCap Market for the periods indicated.

                               1995                    1996
                       ------------------     -------------------
                         High      Low          High       Low
                       --------  --------     --------  ---------
 First Quarter
     Units             $9.00(1)  $7.50(1)
     Common Stock       7.75(1)   6.75(1)
     Warrants           1.50(1)   1.00(1)

 Second Quarter 1995
     Units             $9.88     $8.47
     Common Stock       8.38      7.38
     Warrants           1.75      1.06

 Third Quarter 1995
     Units             $9.88     $8.38
     Common Stock       7.88      7.13
     Warrants           1.75      1.19

 Fourth Quarter 1995
     Units             $9.00     $8.38
     Common Stock       7.75      6.75
     Warrants           1.75      1.25

 (1) Period beginning January 12, 1995

     At March 31, 1997, the Company's shares of Common Stock and Warrants were held by ___ and ___ holders of record respectively and approximately 1,409 beneficial owners.

     SunPharm is in the development stage, has not paid a cash dividend to its stockholders and does not anticipate paying cash dividends in the foreseeable future. Under the General Corporation Law of the State of Delaware, a corporation's board of directors may declare and pay dividends only out of surplus or current net profits.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Since its inception in May 1990, SunPharm has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting most of its research and clinical activities at the University of Florida. Consequently, the Company believes that its research and development expenditures have been lower than comparable development stage pharmaceutical companies. See "Description of Business." The Company has incurred cumulative net losses of $11,596,629 from its inception through December 31, 1996. In January and February 1995, the Company raised equity through an initial public offering which resulted in net proceeds of approximately $7,200,000. These proceeds were sufficient to finance the Company's operations through mid-1996, at which time the Company raised an additional $3,095,000 of net proceeds through sale of its common stock and exercise of warrants. Such proceeds, along with the $1,000,000 milestone payment from Warner-Lambert should be sufficient to fund the Company's operations through the second quarter in 1997, after which time the Company will require additional financing.

     The Company intends to obtain additional funds for research and development through collaborative arrangements with corporate partners, additional financings and from other sources. The Company expects to incur additional significant operating losses for at least the next several years principally as a result of its continuing anticipated research and development and clinical trials expenditures.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     Revenues increased to $1,072,605 in 1996 from $162,657 in 1995. This increase was due to the Company earning a $1 million payment under the Warner-Lambert agreement for successful completion of DENSPM Phase I testing. Revenues for 1995 decreased from $1,035,000 in 1994. Revenues for 1994 were primarily due to a $750,000 payment from Warner-Lambert and the Company's initial payment of $225,000 under the Nippon Kayaku agreement. All payments received relating to sublicensing agreements have been used to fund ongoing research and development. The Company expects to receive sublicensing revenues of $500,000 in 1997 from Nippon Kayaku when Phase I trials for DENSPM commence in Japan.

     The Company's research and development expenses remained relatively constant between 1995 and 1996, decreasing 3% from $1,964,556 to $1,900,799, respectively. In 1996, these expenses consisted of expenditures for research and development conducted by Dr. Bergeron at the University of Florida for compound screening, toxicology and other tests and for expenses related to human clinical trials. Research and development expenses for 1995 increased 17% from $1,676,053 in 1994 to $1,964,556. The increase was due to expenses incurred in conducting human clinical trials for DENSPM and DEHOP in 1995, whereas no such trials were conducted in 1994. Research and development expenses in 1994 include a non-cash charge of $351,258 for compensation expenses related to certain stock options issued to employees and consultants of the Company. The Company expects its research and development expenses to increase during 1997 and 1998, reflecting anticipated increases in the funding of research activities, preclinical studies and human clinical trials.

     General and administrative expenses increased 69% from $1,517,958 in 1994 to $2,567,754 in 1995 and decreased 33% in 1996 to $1,728,415. The increase in 1995 and the decrease in 1996 were primarily due to the amortization of $775,000 of issuance costs, $600,000 of which were non-cash, in 1995 incurred in connection with the 1994 issuance of the 10% Convertible Secured Notes. Compensation expenses for certain stock options and warrants included in general and administrative expenses were $467,050 and $50,000 for 1994 and 1995, respectively. Also reflected in general and administrative expenses for 1995 and 1996 were legal fees incurred in connection with the Company's litigation with Dean L. Rider, M.D. which settled in June 1996. See "--Liquidity and
Capital Resources."   The remainder of the increase in general and
administrative expenses in 1995 and 1996 over 1994 is attributable to increases in personnel, including the employment of a Vice President--Product Development and a Vice President--Manufacturing and Operations in 1995, the employment of a Vice President--Business Development in 1996 and the increased administrative costs associated with being a public company.

     In 1996, the Company incurred royalty expenses of $280,000 representing 28% of the $1 million milestone payment from Warner-Lambert payable to the Foundation.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through collaborative research and sublicense agreements with its strategic alliance partners and the issuance of debt and equity securities. Through December 31, 1996 the Company had received $1,885,000 of cumulative sponsored research and sublicensing revenues, approximately $13,063,000 in consideration of the sale of equity securities, and $1,697,500 in consideration of the placement of debt securities. An additional $1,000,000 of cumulative sponsored research and sublicensing revenues was earned in 1996 from Warner-Lambert, of which $500,000 was receivable as of December 31, 1996 and was collected in January 1997.

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

     During the year ended December 31, 1996, the Company completed the private placement of 537,623 units pursuant to Section 4(2) of the Securities Act of 1933 for $5.50 per unit. Each unit consisted of one share of the Company's Common Stock and one redeemable Common Stock Purchase Warrant. The warrants included in the units expire four years from the date of issuance and have exercise prices of $5.50 per share until the first anniversary date, $6.50 per share until the second anniversary date, and $7.50 per share thereafter. The warrants are subject to redemption by the Company at $0.01 per warrant, provided the Company's Common Stock closes at a price of $8.50, $9.50 or $10.50 per share for 20 consecutive days during the second, third or fourth years, respectively, of the term of the warrant. Proceeds from the private placement were approximately $2,636,000, net of placement agent and other costs of approximately $321,000.

     Also during 1996, the Company offered certain of its existing warrant holders a 30% reduction in their applicable exercise price if they exercised their warrants prior to December 31, 1996. Additionally, for each four warrants exercised, participants were issued a warrant identical to the warrants issued in the private placement. As a result of this warrant exchange offer, 236,721 outstanding warrants were exercised in exchange for 236,721 shares of Common Stock and 59,178 new warrants. Proceeds from the warrant exchange were approximately $459,000, net offering costs of approximately $34,000.

     In April 1996, the Company received notice from The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's total assets and capital as of December 31, 1995 did not meet the minimum requirements of $2 million and $1 million, respectively, for listing on the Nasdaq Small Cap Market and that the Company's Common Stock, Warrants and Units were subject to delisting. As a result of the net proceeds from the private placement, the warrant exchange and the $1,000,000 milestone payment from Warner-Lambert referenced above, the Company was in compliance with Nasdaq requirements as of December 31, 1996.

     During the year ended December 31, 1996, the net cash used in operating activities was $2,604,413. During the year ended December 31, 1995, the net cash used in operating activities was $4,333,929. Of the total cash used in operating activities in 1995, $2,900,000 related to 1995 activity and $1,400,000 related to accounts payable ($700,000), offering costs ($500,000) and royalties ($210,000) which were delayed until the completion of the Offering in January and February 1995. The Company had net working capital of approximately $1,440,000 at December 31, 1996. The Company will require substantial funds for research and development performed by the University of Florida and to perform preclinical testing and clinical trials of its potential products. The Company believes, however, that its currently available cash will only satisfy its capital needs through mid 1997.

     The Company expects to incur substantial additional research and development expenses, including expenses associated with preclinical studies, clinical trials and manufacturing. The Company intends to use a portion of its cash resources together with funds from its existing collaborative arrangements with Warner-Lambert and Nippon Kayaku for these purposes; however, the Company's rights to receive payments from Warner-Lambert and Nippon Kayaku are dependent upon the achievement of certain milestones by Warner-Lambert and Nippon Kayaku, respectively, and are not within the control of the Company. No assurance can be made that such milestones will be achieved or that such payments will be received by the Company. The Company intends to obtain additional funds for research and development through new collaborative arrangements with corporate partners, additional financings, and from other sources; however, there can be no assurance that the Company will be able to obtain necessary financing when required or what the terms of any financing, if obtained, might be. Accordingly, there can be no assurance of the Company's future success. In addition, the Company's future success is affected by the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost and timing of regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, its reliance on research institutions and corporate partners, the uncertainty of health care reform and the competitive environment in which the Company operates. The Company's existing capital resources will not be sufficient to fund the Company's operations to the point of introduction of a commercially successful product, if and when that time should arrive. No assurance can be given that additional funds will be available on acceptable terms, if at all.

     The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1996, the Company had net operating loss ("NOL") and tax credit carryforwards for income tax purposes of approximately $9,553,000 and $338,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carryforwards begin to expire in 2008. The Tax Reform Act of 1986 provides for an annual limitation on the use of NOL and credit carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. The Company has made no determination concerning whether there has been such a cumulative change in ownership. It is possible that such a change in ownership occurred following the completion of the Offering, the exercise of the Representative's over-allotment option, the private placement and the warrant exchange. Accordingly, the Company's ability to utilize the aforementioned carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

     On December 20, 1995, Dean L. Rider, M.D. ("Rider"), a stockholder of the Company, filed suit against the Company and Stefan Borg in Superior Court for the City and County of San Francisco, California, seeking compensatory damages of over $41 million and punitive damages based upon an alleged agreement between SunPharm and Dr. Rider. In June 1996, the Company settled this litigation with Rider by issuing Rider 50,000 shares of SunPharm Common Stock. The Company further agreed to file an S-3 registration statement to register such shares for resale. The Company believes that the claims made by Rider were without merit, and did not admit to any wrongdoing in connection with the settlement. The Company agreed to the settlement because it believed the cost of the settlement to be more economical than the cost of continuing to incur significant legal expenses to defend this matter.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements and supplementary financial information required to be filed under this Item are presented on pages F-1 through F-19 of this Annual Report on Form 10-KSB, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 23, 1996, the Company filed a report on Form 8-K disclosing a change in independent accountants from Arthur Andersen LLP to Deloitte & Touche LLP.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors," "Executive Compensation" and "Compliance with Section 16(a)" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities and Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors--Compensation of Directors" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities and Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities and Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Certain Relationships and Related Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities and Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

 EXHIBIT
   NO.                               DESCRIPTION
 -------                             -----------
    3.1   --   Certificate of Incorporation (incorporated by reference to
               Exhibit 3.1 to the Company's Registration Statement on Form SB-2)
               (Registration No. 33-85416-A).

    3.2   --   Bylaws (incorporated by reference to Exhibit 3.2 to the
               Company's Registration Statement on Form SB-2) (Registration
               No. 33-85416-A).

    4.1   --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration
               Statement on Form SB-2) (Registration No. 33-85416-A).

 EXHIBIT
   NO.                               DESCRIPTION
 -------                             -----------
    4.2   --   Revised Form of Warrant Agreement relating to Redeemable
               Common Stock Purchase Warrants (incorporated by reference to
               Exhibit 4.2 to Amendment No.3 to the Company's Registration
               Statement on Form SB-2) (Registration No. 33-85416-A).

    4.4   --   Investment Agreement between the Registrant and SunPharm
               Investors, L.P., dated January 11, 1993, relating to the
               Registrant's 9.5% Extendable Notes and Warrants
               (incorporated by reference to Exhibit 4.4 to the Company's
               Registration Statement on Form SB-2) (Registration
               No. 33-85416-A).

    4.5   --   Revised form of Unit Purchase Option issued to Royce
               Investment Group, Inc. (incorporated by reference to Exhibit
               4.5 to Amendment No. 3 to the Company's Registration
               Statement on Form SB-2) (Registration No. 33-85416-A).

   10.1   --   Patent License Agreement between the Company and the
               University of Florida Research Foundation, Inc. dated
               December 9, 1991, as amended by the First Amendment thereto dated December 30, 1992 and the Second Amendment dated
               March 26, 1993 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2)
               (Registration No. 33-85416-A).

   10.2   --   Corporate Research Agreement between the Registrant and the
               University of Florida Research Foundation, Inc. dated April 30,
               1993, as amended by the First Amendment dated May 16, 1994
               (incorporated by reference to Exhibit 10.2 to the Company's
               Registration Statement on Form SB-2) (Registration No.
               33-85416-A).

   10.3   --   Sublicense Agreement between the Registrant and Warner-Lambert
               Company dated May 1, 1993 (incorporated by reference to Exhibit
               10.3 to the Company's Registration Statement on Form SB-2)
               (Registration No. 33-85416-A).

   10.4   --   Exclusive Sublicense Agreement between the Registrant and Nippon
               Kayaku Co., Ltd. dated February 28, 1994 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2) (Registration No. 33-85416-A).

   10.5   --   1994 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2)
               (Registration No. 33-85416-A).

   10.6   --   Employment Agreement between the Corporation and Stefan Borg dated April 1, 1993 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2)
               (Registration No. 33-85416-A).

   10.7   --   Stock Appreciation Rights Agreement between the Registrant and Craig Siegler dated August 1, 1994 (incorporated by reference to Exhibit 10.7 to the Company's Registration
               Statement on Form SB-2) (Registration No. 33-85416-A).

   10.8   --   Stock Purchase Warrant between the Registrant and Craig
               Siegler dated August 18, 1994 (incorporated by reference to
               Exhibit 10.8 to the Company's Registration Statement on
               Form SB-2) (Registration No. 33-85416-A).

   10.9   --   Consulting Agreement between the Corporation and Dr. Raymond J.
               Bergeron dated December 9, 1991, as amended by letters dated
               April 2, 1993 and April 29, 1994 (incorporated by reference to
               Exhibit 10. 9 to the Company's Registration Statement on
               Form SB-2) (Registration No. 33-85416-A).

   10.10  --   Form of Bridge Warrant Certificate (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on
               Form SB-2) (Registration No. 33-85416-A).

 EXHIBIT
    NO.                              DESCRIPTION
 -------                             -----------
   10.11  --   Form of Subscription Agreement for Bridge Financing (incorporated by reference to Exhibit 10.13 to the Company's Registration
               Statement on Form SB-2) (Registration No. 33-85416-A).

   10.12  --   Second Amended and Restated Registration Rights Agreement
               (incorporated by reference to Exhibit 10.14 to the Company's
               Registration Statement on Form SB-2) (Registration No.
               33-85416-A).

   10.13  --   Agency Agreement between the Registrant and Royce Investment
               Group, Inc. dated August 12, 1994 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on
               Form SB-2) (Registration No. 33-85416-A).

   10.14  --   First Amendment to Second Amended and Restated Registration
               Rights Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form SB-2) (Registration No. 33-85416-A).

   10.15  --   Third Amendment to Patent License Agreement between the Company and the University of Florida (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company's Registration
               Statement on Form SB-2) (Registration No. 33-85416-A).

   10.16  --   License Agreement between the Registrant and the University of
               Florida Research Foundation, Inc. dated October 23, 1995
               (incorporated by reference to Exhibit 10.16 to the Company's
               Annual Report on Form 10-KSB for the year ended December 31,
               1995).

   10.17  --   SunPharm Corporation 1995 Nonemployee Directors' Stock
               Option Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

   10.18  --   Form of Redeemable Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996).

   10.19  --   Form of Subscription Agreement relating to 1996 Private
               Placement of Units consisting of Common Stock and Redeemable
               Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996).

   11.1*  --   Statement regarding computation of loss per share.

   16.1   --   Letter from Arthur Andersen LLP regarding change in accountants
               (incorporated by reference to the exhibit attached to the Company's report of Form 8-K filed with the Securities and Exchange Commission on January 23, 1996).

   23.1*  --   Consent of Deloitte & Touche LLP

-------------------
* Filed herewith.

     (b)  Reports on Form 8-K.

     On January 23, 1996, the Company filed a report on Form 8-K disclosing a change in independent accountants from Arthur Andersen LLP to Deloitte & Touche LLP.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SUNPHARM CORPORATION


                                       By:          /s/  STEFAN BORG
                                          -------------------------------------
                                          President and Chief Executive Officer

                                       Date:         MARCH 27, 1997
                                            -----------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 27, 1997                  /s/  STEFAN BORG
                                       ----------------------------------------
                                       Stefan Borg, President and Chief
                                        Executive Officer (Principal Executive,
                                        Financial and Accounting Officer)


Date:  March 27, 1997                  /s/  PHILIP R. TRACY
                                       ----------------------------------------
                                       Philip R. Tracy, Chairman of the Board
                                        of Directors


Date:  March 27, 1997                  /s/  JERRY T. JACKSON
                                       ----------------------------------------
                                       Jerry T. Jackson, Director


Date:  March 27, 1997                  /s/  ROBERT S. JANICKI
                                       ----------------------------------------
                                       Robert S. Janicki, Director


Date:  March 27, 1997                  /s/  NORMAN LIPOFF
                                       ----------------------------------------
                                       Norman Lipoff, Director


Date:  March 27, 1997                  /s/  JACQUES F. REJEANGE
                                       ----------------------------------------
                                       Jacques F. Rejeange, Director


Date:  March 27, 1997                  /s/  ROBERT A. SCHOELLHORN
                                       ----------------------------------------
                                       Robert A. Schoellhorn, Director


Date:  March 27, 1997                  /s/  GEORGE B. SCHWARTZ
                                       ----------------------------------------
                                       George B. Schwartz, Director

                       INDEX TO FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----

Independent Auditors' Report......................................  F-2

Balance Sheets....................................................  F-3

Statements of Operations..........................................  F-4

Statements of Stockholders' Equity................................  F-5

Statements of Cash Flows..........................................  F-7

Notes to Financial Statements.....................................  F-9

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of SunPharm Corporation:

We have audited the accompanying balance sheet of SunPharm Corporation (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from May 3, 1990 (date of incorporation) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the period May 3, 1990 (date of incorporation) through December 31, 1994 were audited by other auditors whose report, dated April 3, 1995, expressed an unqualified opinion on those statements. The financial statements for the period May 3, 1990 (date of incorporation) through December 31, 1994 reflect total revenues and net loss of $1,885,000 and $4,390,367, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of SunPharm as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the two years then ended, and for the period from May 3, 1990 (date of incorporation) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements for the years ended December 31, 1996 and 1995 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise with no significant revenues to date. As a result, the Company has suffered recurring losses from operations since inception. In addition, in order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required in 1997. The Company's recurring losses together with the uncertainty surrounding the Company's ability to obtain sufficient additional financing in 1997 raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Jacksonville, Florida
March 14, 1997

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
-----------------------------------------------------------------------------

                                                     1996            1995
                                                 ------------     -----------
ASSETS

CURRENT ASSETS:
  Cash                                           $    341,145     $   331,069
  Investments                                       1,795,312       1,290,464
  Sublicensing fee receivable                         500,000
  Prepaid expenses and other assets                   112,066         159,857
                                                 ------------     -----------

          Total current assets                      2,748,523       1,781,390

RECEIVABLE FROM STOCKHOLDER                            10,000          13,114

OTHER ASSETS                                           12,437          14,237
                                                 ------------     -----------

TOTAL ASSETS                                     $  2,770,960     $ 1,808,741
                                                 ------------     -----------
                                                 ------------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $    323,451     $   360,722
  Accrued liabilities                                 869,245         177,483
  Accrued legal fees                                                  300,000
  Notes payable                                       112,201          87,834
                                                 ------------     -----------

          Total current liabilities                 1,304,897         926,039

COMMITMENTS AND CONTINGENCIES
  (Notes 3, 5, 6, 8 and 10)

STOCKHOLDERS' EQUITY:
  Undesignated serial preferred stock,
    $.001 par value, 2,500,000 shares
    authorized, none issued and outstanding
  Common stock, $.0001 par value, 25,000,000
    shares authorized, 3,708,879 and
    2,884,535 issued and outstanding                      371             288
  Additional paid-in capital                       13,062,321       9,642,434
  Deficit accumulated during development
   stage                                          (11,596,629)     (8,760,020)
                                                 ------------     -----------

          Total stockholders' equity                1,466,063         882,702
                                                 ------------     -----------

TOTAL                                            $  2,770,960     $ 1,808,741
                                                 ------------     -----------
                                                 ------------     -----------


The accompanying notes are an integral part of these financial statements.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                   PERIOD FROM
                                                                   MAY 3, 1990
                                                                     (DATE OF
                                             YEARS ENDED          INCORPORATION)
                                            DECEMBER 31,                TO
                                    --------------------------     DECEMBER 31,
                                        1996          1995             1996
SPONSORED RESEARCH/
  SUBLICENSING REVENUES             $ 1,000,000                    $  2,885,000

INTEREST INCOME                          72,605    $   162,657          235,262
                                    -----------    -----------     ------------

          Total revenues              1,072,605        162,657        3,120,262
                                    -----------    -----------     ------------

EXPENSES:
  Research and development            1,900,799      1,964,556        7,569,031
  General and administrative          1,728,415      2,567,754        6,657,860
  Royalty                               280,000                         490,000
                                    -----------    -----------     ------------

          Total expenses              3,909,214      4,532,310       14,716,891
                                    -----------    -----------     ------------

NET LOSS                            $(2,836,609)   $(4,369,653)    $(11,596,629)
                                    -----------    -----------     ------------
                                    -----------    -----------     ------------

LOSS PER SHARE                      $     (0.92)   $     (1.55)
                                    -----------    -----------
                                    -----------    -----------

SHARES USED IN COMPUTING
  LOSS PER SHARE                      3,085,093      2,811,028
                                    -----------    -----------
                                    -----------    -----------


The accompanying notes are an integral part of these financial statements.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                           REDEEMABLE CONVERTIBLE
                                                              PREFERRED STOCK
                                           -----------------------------------------------------
                                                  SERIES A                      SERIES B
                                           -----------------------        ----------------------
                                            SHARES        AMOUNT           SHARES        AMOUNT
                                           --------      ---------        -------      ---------
  Issuance of common stock
    for services, October 1991
    ($.0064 per share)
  Issuance of common stock for
   license agreement rights,
   December 1991 ($.0064 per share)
  Issuance of common stock for cash,
   December 1991 ($.0064 per share)
                                           --------      ---------        -------      ---------
BALANCE, DECEMBER 31, 1991
  Issuance of Series A for cash,
   February through November 1991
   ($1.67 per share)                        307,500        513,525
  Issuance of Series B for cash,
   October through December 1992
   ($5.00 per share)                                                       32,500        162,500
  Issuance of common stock for
   services, October 1992 ($.32
   per share)
  Issuance of Series B for services,
   December 1992 ($5.00 per share)                                          5,000         25,000
  Net loss
                                           --------      ---------        -------      ---------
BALANCE, DECEMBER 31, 1992                  307,500        513,525         37,500        187,500
  Issuance of Series B for cash,
   April through June 1993 ($5.00
   per share)                                                              57,500        287,500
  Issuance of Series B for services,
   June 1993 ($5.00 per share)                                              1,500          7,500
  Issuance of common stock for
   services, March 1993 ($.32 per
   share)
  Issuance of common stock for cash,
   December 1993 ($.32 per share)
  Net loss
                                           --------      ---------        -------      ---------
BALANCE, DECEMBER 31, 1993                  307,500        513,525         96,500        482,500
  Deferred compensation
  Amortization of deferred compensation
  Exercise of stock options, September
   1994 ($.32 per share)
  Issuance of warrants to purchase
    common stock in connection with the
    Bridge notes ($2.63 per share)
  Net loss
                                           --------      ---------        -------      ---------
BALANCE, DECEMBER 31, 1994                  307,500        513,525         96,500        482,500
  Compensation expense
  Conversion of preferred stock to
    common stock                           (307,500)      (513,525)       (96,500)      (482,500)
  Initial public offering
  Net loss
                                           --------      ---------        -------      ---------
BALANCE, DECEMBER 31, 1995                        -              -              -              -
  Exercise of warrants
  Issuance of common stock
  Issuance of common stock for
   settlement of litigation
  Net loss
                                           --------      ---------        -------      ---------
BALANCE, DECEMBER 31, 1996                               $                             $
                                           --------      ---------        -------      ---------
                                           --------      ---------        -------      ---------

The accompanying notes are an integral part of these financial statements.

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                              COMMON STOCK         ADDITIONAL                      DURING
                                           -------------------      PAID-IN        DEFERRED     DEVELOPMENT
                                           SHARES       AMOUNT      CAPITAL      COMPENSATION      STAGE
  Issuance of common stock
    for services, October 1991
    ($.0064 per share)                      467,400       $ 47    $     2,953
  Issuance of common stock for
   license agreement rights,
   December 1991 ($.0064 per share)         311,600         31          1,969
  Issuance of common stock for cash,
   December 1991 ($.0064 per share)         148,010         15            935
                                          ---------       ----    -----------     ---------      ------------

BALANCE, DECEMBER 31, 1991
  Issuance of Series A for cash,
   February through November 1991
   ($1.67 per share)                        927,010         93          5,857
  Issuance of Series B for cash,
   October through December 1992
   ($5.00 per share)
  Issuance of common stock for
   services, October 1992 ($.32
   per share)
  Issuance of Series B for services,
   December 1992 ($5.00 per share)            3,895                     1,250
  Net loss                                                                                           (998,004)
                                          ---------       ----    -----------     ---------      ------------
BALANCE, DECEMBER 31, 1992                  930,905         93          7,107                        (998,004)
  Issuance of Series B for cash,
   April through June 1993 ($5.00
   per share)
  Issuance of Series B for services,
   June 1993 ($5.00 per share)
  Issuance of common stock for
   services, March 1993 ($.32 per
   share)                                    31,160          3          9,997
  Issuance of common stock for cash,
   December 1993 ($.32 per share)            15,580          2          4,998
  Net loss                                                                                         (1,233,352)
                                          ---------       ----    -----------     ---------      ------------
BALANCE, DECEMBER 31, 1993                  977,645         98         22,102                      (2,231,356)
  Deferred compensation                                               818,308      (818,308)
  Amortization of deferred compensation                                             818,308
  Exercise of stock options, September
   1994 ($.32 per share)                      7,790          1          2,499
  Issuance of warrants to purchase
    common stock in connection with the
    Bridge notes ($2.63 per share)                                    600,000
  Net loss                                                                                         (2,159,011)
                                          ---------       ----    -----------     ---------      ------------
BALANCE, DECEMBER 31, 1994                  985,435         99      1,442,909                      (4,390,367)
  Compensation expense                                                 28,188
  Conversion of preferred stock to          634,100         63        995,962
    common stock
  Initial public offering                 1,265,000        126      7,175,375
  Net loss                                                                                         (4,369,653)
                                          ---------       ----    -----------     ---------      ------------
BALANCE, DECEMBER 31, 1995                2,884,535        288      9,642,434                      (8,760,020)
  Exercise of warrants                      236,721         24        458,697
  Issuance of common stock                  537,623         54      2,636,195
  Issuance of common stock for
   settlement of litigation                  50,000          5        324,995
  Net loss                                                                                         (2,836,609)
                                          ---------       ----    -----------     ---------      ------------
BALANCE, DECEMBER 31, 1996                3,708,879       $371    $13,062,321     $              $(11,596,629)
                                          ---------       ----    -----------     ---------      ------------
                                          ---------       ----    -----------     ---------      ------------

SUNPHARM CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
                                                                                            Period From
                                                                                            May 3, 1990
                                                                                             (Date of
                                                                                           Incorporation)
                                                                     Years Ended                to
                                                                     December 31,           December 31,
                                                             ----------------------------
                                                                 1996           1995           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(2,836,609)    $(4,369,653)   $(11,596,629)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                1,800           2,579          71,706
      Expense related to issuance of stock for services                                           43,750

      Compensation expense related to options, warrants
        and stock appreciation rights                                             46,938         865,246
      Amortization of deferred offering costs incurred in
        connection with issuance of Bridge Notes                                 775,000         775,000
      Write-off of patents                                                                        70,120
       (Increase) decrease in receivable from stockholder          3,114           2,458         (10,000)
       Increase in prepaid expenses and other assets            (452,209)        (80,990)       (613,707)
       Increase (decrease) in accounts payable                   (37,271)       (669,641)        323,451
       Increase (decrease) in accrued liabilities                716,762        (340,620)        875,495
       Increase in accrued legal fees                                            300,000         300,000
                                                             -----------     -----------    ------------
          Total adjustments                                      232,196          35,724       2,701,061
                                                             -----------     -----------    ------------

          Net cash used in operating activities               (2,604,413)     (4,333,929)     (8,895,568)
                                                             -----------     -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                         (1,795,312)     (3,324,062)     (5,119,374)
  Sales and maturities of short-term investments               1,290,464       2,033,598       3,324,062
  Purchases of office equipment                                                   (2,876)        (17,198)
  Payment of patent costs                                                                        (67,424)
                                                             -----------     -----------    ------------
          Net cash used in investing activities                 (504,848)     (1,293,340)     (1,879,934)
                                                             -----------     -----------    ------------
                                                             -----------     -----------    ------------

                                                                                       (Continued)

SUNPHARM CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------
                                                                                     Period From
                                                                                     May 3, 1990
                                                                                      (Date of
                                                                                    Incorporation)
                                                               Years Ended               to
                                                               December 31,          December 31,
                                                       -------------------------
                                                           1996         1995            1996
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (repayments) of notes payable               $   24,367   $(1,501,511)     $    12,201
  Increase in deferred offering costs                                                   (597,348)
  Issuance of Series A redeemable convertible
    preferred stock                                                                      513,525
  Issuance of Series B redeemable convertible
    preferred stock                                                                      450,000
  Issuance of common stock                              3,094,970     7,634,849       10,738,269
  Proceeds from payable to stockholders                                  25,000          542,500
  Repayment of payable to stockholders                                 (200,000)        (542,500)
                                                       ----------   -----------      -----------
          Net cash provided by financing activities     3,119,337     5,958,338       11,116,647
                                                       ----------   -----------      -----------
NET CHANGE IN CASH                                         10,076       331,069          341,145

CASH AT BEGINNING OF PERIOD                              331,069
                                                       ----------   -----------      -----------
CASH AT END OF PERIOD                                  $  341,145   $   331,069      $   341,145
                                                       ----------   -----------      -----------
                                                       ----------   -----------      -----------
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                               $    3,030   $    73,270      $   164,940
                                                       ----------   -----------      -----------
                                                       ----------   -----------      -----------

The accompanying notes are an integral part of these financial statements.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------


1.   ORGANIZATION

     SunPharm Corporation ("SunPharm" or the "Company"), formerly LexiGen, Incorporated, was incorporated in the State of Delaware on May 3, 1990, issued shares of its common stock in 1991 and commenced operations in February 1992. The Company was formed to develop and commercialize unique and proprietary polyamine analogs with antiproliferative and other therapeutic uses.

     The Company is a development stage company which has devoted substantially all of its efforts to research and product development and has not yet generated any revenues from the sale of products, nor is there any assurance of future revenues. In addition, the Company expects to continue to incur losses for the foreseeable future and there can be no assurance that the Company will successfully complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, the reliance on collaborative arrangements for research and contractual agreements with corporate partners, the Company's dependence on its exclusive license agreement with the University of Florida, the ability to attract and retain key personnel and consultants including its founder, and the ability to develop manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, technological change and risk of obsolescence, development of the product, competition, government regulations and regulatory approval, the uncertainty of health care reform and product liability exposure.

     In order to continue its research and product development activities as planned, the Company raised equity through an initial public offering (Offering). Such Offering was completed in January and February of 1995 and resulted in net proceeds of approximately $7,200,000 which were sufficient to fund the Company's operations through July of 1996. The Company intends to obtain additional funds for research and development through collaborative arrangements with corporate partners, additional financings, and from other sources; however, there can be no assurance that the Company will be able to obtain necessary financing when required or what the terms of any financing, if obtained, might be. Accordingly, there can be no assurance of the Company's future success.

     In April 1996, the Company received notice from the Nasdaq Stock Market ("Nasdaq") that the Company's total assets and capital as of December 31, 1995, did not meet the minimum requirements of $2 million and $1 million, respectively, for continued listing on the Nasdaq Small Cap Market and that the Company's Common Stock, Warrants and Units were subject to delisting. Through private placement of common stock resulting in net proceeds of approximately $2,636,000, a warrant exchange offer resulting in net proceeds of approximately $459,000 and a $1 million milestone payment earned by the Company in

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------

     1996, the Company was in compliance with the Nasdaq requirements as of December 31, 1996. There can be no assurance that the Company will maintain its continued listing on the Nasdaq Small Cap market. In the event that the Company's securities are delisted, the market value of such securities may be adversely affected.

     Presently, the Company is exploring a number of financing alternatives which would generate cash resources through a private sale of equity in the Company. There can be no assurance that a transaction will be completed or, if completed, there can be no assurance as to the terms or amount of such transaction.

     In August 1994, the board of directors authorized a 1.558-For-1 stock split of all outstanding stock, increased the number of shares of authorized common stock to 25,000,000 and changed the par value of the common stock to $.0001 per share, all of which was approved by the stockholders in October 1994. All share and per share amounts have been retroactively restated to reflect the stock split for all years presented.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS PRESENTATION - The financial statements are presented in accordance with generally accepted accounting principles, which require management to make estimates that affect the reported amounts and contingency disclosures in the financial statements. Actual results could differ from these estimates.

     PATENT COSTS - The Company reimburses the University of Florida Research Foundation, Inc. (UFRFI), for direct expenses related to the Company's licensed patents. Patent costs consist of legal fees and other direct costs incurred in filing, prosecuting and maintaining the licensed patents. These costs are charged directly to research and development expense.

     RESEARCH AND DEVELOPMENT - Sponsored research is recognized as revenue when the research has been performed. Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, consulting fees and cost reimbursements to UFRFI.

     NEW ACCOUNTING STANDARD - Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------

     price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------

     the stock. The company has elected to continue to account for its employee stock compensation plans under APB Opinion 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

3.   INITIAL PUBLIC OFFERING AND SUBSEQUENT SECURITIES OFFERING

     On January 12, 1995, the Company completed an initial public offering of 1,100,000 units ("Unit") at $7.00 per Unit. Each Unit consists of one share of the Company's common stock and one Redeemable Common Stock Purchase Warrant ("Warrant"), which entitles the holder to purchase one share of common stock at $8.75 per share. The Warrants are subject to redemption by the Company commencing January 1996 at $.05 per Warrant, providing the closing bid price of the Company's common stock exceeds $12.25 per share for 20 consecutive trading days ending within five days of the notice of redemption. Additionally, on February 16, 1995, the underwriter of the Offering (the "Representative") exercised an option to purchase an additional 165,000 Units at $7.00 per Unit (Representative's over-allotment option).

     Proceeds from these sales were approximately $7,200,000 of cash, net of underwriting costs and other Offering costs of $1,655,000. Of such net proceeds, approximately $1,793,000 was used to repay the outstanding indebtedness (including accrued interest and certain fees) of the Company. In addition, other expenses which were paid include approximately $310,000 for human clinical trials of DEHOP and DENSPM, $150,000 for research and development of other potential products, $240,000 for general corporate expenses and approximately $210,000 to pay royalties to the UFRFI.

     In connection with the Offering, the Company has sold to the Representative, for nominal consideration, a unit purchase option to purchase up to 110,000 Units substantially identical to the Units sold in the Offering in all respects, except that each Warrant included in the unit purchase option entitles the holder to purchase one share of common stock at $11.375 per share. The unit purchase option will be exercisable during the four year period commencing January 12, 1996, at an exercise price of $11.20 per Unit.

     Also, during the five year period from the date of the Offering, in the event the Representative originates a financing or a merger, acquisition, joint venture, strategic alliance introduction or other similar transaction to which the Company is a party, the Representative will be entitled to a finders' fee in consideration of the origination of the transaction. The fee is based upon a percentage of the consideration paid in the transaction or, in the case of an introduction to a customer, a five year royalty on sales. In both instances, the consideration will consist of 5% of the first $1,000,000, 4% of the next $1,000,000, and 3% of any amount in excess of $2,000,000.

     The Company entered into a one year consulting agreement with the Representative, providing for the Representative to act as the Company's investment banker for an annual fee of $77,000, which was paid from the proceeds of the Offering. Such agreement expired in January 1996 and was not renewed.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------

     During the year ended December 31, 1996, the Company completed the private placement of 537,623 Units pursuant to Regulation D of the Securities Act of 1933 for $5.50 Per Unit. Each Unit consists of one share of the Company's common stock and one redeemable Common Stock Purchase Warrant ("Warrant"). The Warrants included in these units expire four years from the date of issuance and have exercise prices of $5.50 Per share until the anniversary date, $6.50 Per share until the second anniversary date, and $7.50 Per share thereafter. The Warrants are subject to redemption by the Company at $.01 Per Warrant, provided the Company's common stock closes at a price of $8.50, $9.50 Or $10.50 Per share for twenty consecutive days during the second, third or fourth years, respectively, of the term of the Warrant.

     Proceeds from the private placement as well as proceeds from the warrant exchange discussed in Note 8 were approximately $3,095,000 of cash, net of placement agent and other offering costs of approximately $355,000.

4.   INVESTMENTS

     At December 31, 1996 and 1995, the Company's investments consisted of United States treasury bills earning interest at an annual rate of 4.6 and
     5.5 percent, respectively. These investments are available for sale and cost plus accrued interest approximates fair market value. At December 31, 1996 and 1995, these securities had a maturity of less than one year.

5.   NOTES PAYABLE

     In January and March 1993, the Company issued notes payable in the aggregate principal amount of $522,500 primarily to SunPharm Investors L.P., a limited partnership in which 7 percent of the funds loaned to the Company were contributed by existing stockholders of the Company. Costs associated with this issuance totaled $57,500. There were also stock purchase warrants issued as discussed in Note 8. The notes bore interest at 9.5 percent through January, 1995, when they were repaid.

     In August and September 1994, two directors of the Company loaned $5,000 and $50,000, respectively, to the Company. The loans were repaid from the proceeds of the Bridge Financing discussed below. In addition, the directors were granted warrants to acquire 500 and 5,000 shares, respectively, of common stock at an exercise price of $5.50.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1996 (CONTINUED)
------------------------------------------------------------------------------

     On September 27, 1994, the Company issued the Bridge Notes totaling $1,000,000 as a bridge financing for the initial public offering. The holders of the Bridge Notes also received warrants to purchase 228,573 shares of common stock at an exercise price of $4.375 per share. The estimated value of $600,000 for the warrants was recorded as additional paid-in capital and deferred offering costs during 1994. The net proceeds of the Bridge Notes were $825,000 considering the $100,000 placement fee paid to the placement agent and $75,000 of offering costs. The total deferred offering costs of $775,000 were charged to expense upon repayment of the Bridge Notes in 1995. The Bridge Notes bore interest at an annual rate of 10% and were repaid in January and February 1995 from the proceeds of the Offering.

     In November and December 1994, two directors of the Company loaned $100,000 and $75,000, respectively, to the Company. The notes bore interest at 12% per annum and were repaid from the proceeds of the Offering in January 1995. In addition, the directors were granted 10,000 and 7,500 warrants, respectively, to acquire shares of common stock at an exercise price of $7.00. The warrants are not exercisable until the second anniversary of the completion of the Offering.

     In January 1995, two directors of the Company loaned a total of $25,000 to the Company. The notes bore interest at 12% per annum and were repaid from the proceeds of the Offering. In addition, the directors were granted warrants to acquire 2,500 shares of common stock at an exercise price of $7.00. The warrants are not exercisable until the second anniversary of the completion of the Offering.

6.   COMMITMENTS AND CONTINGENCIES

     In 1992 and 1993, the Company entered into consulting agreements with various financial advisors and directors. The Company is obligated to pay the advisors certain fees if the Company enters into a financing transaction with certain identified parties. The fees include a percentage ranging from .5 percent to 2 percent of the financing transactions in addition to options or warrants to purchase shares of common stock, with the number of shares to be computed based upon the level of financing as defined in the respective agreements.

     The Company entered into a one year agreement with a consultant under which the Company was obligated to pay $2,500 per month for one year beginning June 30, 1993. Such agreement has been extended on a month-to-month basis since July 1994. The Company has also entered into an agreement with Dr. Bergeron, the inventor of the technology, under which the Company is obligated to pay $8,000 per month for consulting through December, 1998.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1996 (CONTINUED)
------------------------------------------------------------------------------

     In March 1993, the company entered into an employment agreement with the founder. The agreement provides for an annual base salary of $120,000 for a three-year period beginning April 1, 1993. The board of directors approved a $30,000 bonus upon the closing of the bridge financing discussed in Note 5 and, effective June 1, 1994, the annual base salary was increased to $132,000. In March 1995, the board of directors approved a $35,000 bonus for services performed during the preceding twelve months, extended the agreement to March 31, 1997 and agreed to increase the annual base salary to $150,000, effective April 1, 1995.

     On December 20, 1995, Dean L. Rider, M.D. ("Rider"), a stockholder of the Company, filed suit against the Company and Stefan Borg in Superior Court for the City and County of San Francisco, California, seeking compensatory damages of over $41 million and punitive damages based upon an alleged agreement between SunPharm and Rider. In June 1996, the Company settled this litigation with Rider by issuing Rider 50,000 shares of SunPharm common stock. Such shares have subsequently been registered for resale. The issuance of the shares was recorded by a reduction in legal fees accrued at December 31, 1995, which approximated the fair value of the shares issued. The Company believes that the claims made by Rider were without merit, and did not admit to any wrongdoing in connection with the settlement. The Company agreed to the settlement because it believed the cost of the settlement to be more economical than the cost of continuing to incur significant legal expenses to defend this matter.

     The Company leases office space and office equipment under operating leases. At December 31, 1996, the Company is committed to pay future minimum annual rentals of approximately $39,000. Lease expense for the years ended December 31, 1996 and 1995 was approximately $62,700 and $50,700, respectively.

7.   PREFERRED STOCK

     Upon the closing of the Offering in January 1995, the Series A and Series B Redeemable Convertible Preferred Stock outstanding automatically converted into 479,700 and 154,400 shares of common stock, respectively. The Company presently has 2,500,000 shares of undesignated serial preferred stock authorized and none issued and outstanding.

8.   STOCK OPTIONS, WARRANTS AND OTHER INCENTIVE COMPENSATION

     In 1992, the Company issued Warrants to a director to purchase 77,900 shares of the Company's common stock. The Warrants are exercisable at $1.93 per share. In connection with the notes issued to SunPharm Investors in 1993 as discussed in Note 5, the Company issued Warrants to purchase 155,021 shares and 133,234 shares of the Company's common stock at exercise prices of $1.93 per share and $3.21 per share, respectively. These Warrants have been recorded at zero in the accompanying financial statements as the value at the time of issuance was de minimus.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1996 (CONTINUED)
------------------------------------------------------------------------------

     During 1996, the Company offered the Bridge Note warrant holders discussed in Note 5 and SunPharm Investors L.P. discussed above a thirty percent reduction in their applicable exercise price if they exercised their warrants prior to December 31, 1996. Additionally, for each four warrants exercised, a warrant identical to those included in the units described in
     Note 2 would be issued. As a result of this warrant exchange offer, 62,858 of the Bridge Note Warrants and 173,863 of SunPharm L.P. warrants were exercised in exchange for 236,721 shares of stock and 59,178 new warrants. Proceeds from the warrants exchange were approximately $459,000 of cash, net of offering costs of approximately $34,000.

     The Company's board of directors granted stock options to employees and other parties to purchase common stock. Employee options generally vest over a sixty month period or over the term of an employment agreement. Options granted to consultants generally vest over a particular service period or in connection with certain milestones. Also, certain options previously granted had immediate vesting provisions. Most options expire seven years from the date of grant if not exercised.

     In April 1994, the board of directors of the Company approved the 1994 Stock Option Plan (1994 Plan) and reserved 350,550 shares of common stock for issuance of stock options to employees and consultants. The 1994 plan is composed of incentive stock options and nonqualified stock options. The options generally vest over a two- to five-year period, and the incentive stock options expire 10 years from the date of grant. For the years ended december 31, 1996 and 1995, there were 80,000 shares and 55,000 shares granted from this plan, respectively.

     On July 10, 1995, the stockholders of the Company approved the SunPharm Corporation 1995 Nonemployee Directors' Stock Option Plan (the 1995 Directors Plan). The maximum number of shares of common stock with respect to which options may be granted under this plan is 200,000, subject to appropriate adjustment upon a reorganization, stock split, recapitalization or other change in the Company's capital structure. Directors who are not employees or consultants to the Company are eligible to receive nonqualified stock options, which in accordance with the plan must be issued at one hundred percent (100%) of the fair market value of the common stock of the Company on the date of grant. Directors who are eligible to receive options under the plan, will be entitled to receive an option to purchase 25,000 shares of common stock on the date on which they become a director. Additionally, eligible directors will be entitled to receive options annually on the date of their reelection to the Board of Directors to purchase 5,000 shares (with an additional 10,000 shares for the Chairman of the Board of Directors, if he is eligible) of common stock. For the years ended December 31, 1996 and 1995 options to purchase 60,000 and 55,000 shares of common stock were granted under the plan.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1996 (CONTINUED)
------------------------------------------------------------------------------

   SFAS NO. 123 REQUIRED DISCLOSURE

   If compensation cost for stock option, SARs and warrant grants (Grants) had been determined based on the fair value at the grant dates for 1995 and 1996 consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                     1996              1995

        Net loss              As reported       $  (2,836,609)    $  (4,369,653)
                              Pro forma            (3,242,139)       (4,529,672)

        Loss per share        As reported               (0.92)            (1.55)
                              Pro forma                 (1.05)            (1.61)


     Under SFAS No. 123, the fair value of each Grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0 and 0 percent, expected volatility of 52.6% and 44.4% percent, risk-free interest rates of 6.54% and 5.63% percent, and expected lives of 10 years.

     A summary of the status of Grants under the Company's stock-based compensation plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                         1996                   1995
                                 ---------------------   --------------------
                                             WEIGHTED-              WEIGHTED-
                                              AVERAGE                AVERAGE
                                             EXERCISED              EXERCISED
                                  GRANTS       PRICE      GRANTS      PRICE

Outstanding at
  beginning of year              1,244,696     $2.97     1,122,196    $2.49

  Granted                          140,000      5.75       122,500     7.34
  Exercised

                                 ---------               ---------

Outstanding at end of year       1,384,696     $3.25     1,244,696    $2.97
                                 ---------               ---------
                                 ---------               ---------

Grants exercisable at year-end   1,003,926                 585,959

Weighted-average fair value
  of Grants granted during
  the year                         610,530                 554,123

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1986 (CONTINUED)
-------------------------------------------------------------------------------

     The following table summarizes information about the outstanding Grants at December 31, 1996:

                                    GRANTS OUTSTANDING                GRANTS EXERCISABLE
                          -------------------------------------    ------------------------
                             NUMBER       WEIGHTED-                    NUMBER
                           OUTSTANDING     AVERAGE     WEIGHTED-     EXERCISABLE   WEIGHTED-
                               AT         REMAINING     AVERAGE          AT         AVERAGE
        RANGE OF          DECEMBER 31,   CONTRACTUAL   EXERCISE     DECEMBER 31,   EXERCISE
     EXERCISE PRICES          1996          LIFE         PRICE          1996         PRICE
     $.0064 to $.32         460,752         3.73       $  0.27         386,747     $  0.26
     $1.60 to $1.93         257,070         5.93          1.71         184,363        1.75
     $5.00 to $5.50         501,874         4.59          5.49         327,540        5.45
     $6.56 and $8.75        165,000         7.86          6.11         105,276        7.29
                          ---------                                  ---------
                          1,384,696         5.06          3.25       1,003,926        3.06
                          ---------                                  ---------
                          ---------                                  ---------

     Remaining non-exercisable Grants as of December 31, 1996 become available as follows:

                     1997                             196,328
                     1998                              56,050
                     1999                             100,392
                     2000                              16,000
                     2001                              12,000
                                                      -------
                                                      380,770
                                                      -------
                                                      -------

     In August 1994, the Company elected a director of the Company, and engaged him as a consultant to provide management, marketing, economic and strategic planning services during a two-year period. The director was compensated under such consulting agreement at a rate of $7,500 per month, and by the issuance of a stock appreciation right ("SAR") for 150,000 common stock equivalents, exercisable (commencing in 1996 with respect to 50% and 1997 with respect to the remainder) in an amount equal to the excess of the fair market value of the Company's common stock on the date of exercise over the initial public offering price of the Units. Such stock appreciation right terminates on January 1, 2000. As consideration for his serving on the Board of Directors, the director was granted a five-year stock purchase warrant ("Warrant") for 225,000 shares of common stock of the Company, such Warrant being exercisable at a price of $5.50 per share. In 1995 the Company recorded compensation expense of $18,750 and $28,188 in connection with the SAR and the Warrant, respectively, and due to the terms, may incur additional non-cash charges in the future. No compensation expense was recorded in 1996 related to any options, warrants or SARs based on the quoted market value of the Company's common stock.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1986 (CONTINUED)
-------------------------------------------------------------------------------

9.   FEDERAL INCOME TAXES

     The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1996, the Company has net operating loss (NOL) and tax credit carryforwards for income tax purposes of approximately $9,553,000 and $338,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carryforwards begin to expire in 2008.

     The Tax Reform Act of 1986 provides for an annual limitation on the use of NOL and credit carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. The Company has made no determination concerning whether there has been such a cumulative change in ownership, and it is possible that such a change in ownership occurred following the completion of the initial public offering, the private placement and the subsequent exercise of the Warrants. Accordingly, the Company's ability to utilize the aforementioned carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

     As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset related to the net operating losses and other items. The components of the Company's deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                     1996         1995
                                                  ----------   ----------
        Net operating loss carryforwards          $3,582,000   $2,421,000
        Research and development tax credits         338,000      260,000
        Deferred compensation                        326,000      326,000
        Litigation                                                113,000
                                                  ----------   ----------
               Total deferred tax assets           4,246,000    3,120,000
        Less valuation allowance                   4,246,000    3,120,000
                                                  ----------   ----------
        Net deferred tax assets                   $     -      $     -
                                                  ----------   ----------
                                                  ----------   ----------

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1996 (C0NTINUED)
-------------------------------------------------------------------------------

10.  RESEARCH AND DEVELOPMENT

     In 1991, the Company issued UFRFI 311,600 shares of common stock, recorded at $2,000, for exclusive, worldwide license agreement rights. The Company also paid a maintenance fee to UFRFI in the amount of $50,000 which was charged to research and development expense. This fee is credited toward sponsored research payments and/or royalties. In March 1993, the license agreement was amended to provide for additional patent rights for the Company in exchange for the Company's payment of patent costs incurred by UFRFI prior to the amendment, a license fee of $40,000 payable to UFRFI upon execution of the amendment, the issuance of 31,160 shares of common stock valued at $10,000 and an increase in annual maintenance fee payable to UFRFI from $50,000 to $100,000. In September 1996, this agreement was further amended providing for more patent rights for the Company in exchange for the Company's payment of a one time license fee of $50,000 and an increase in the annual maintenance to $200,000 beginning in 1997.

     The Company has also entered into a research agreement with UFRFI. For the years ended December 31, 1996 and 1995, the Company paid $535,000 and $869,000, respectively, to UFRFI under the terms of the research agreement. The amount paid in 1995 includes the maintenance fee of $100,000 for 1996. In September 1996, this agreement was amended concurrently with the license agreement described above for increased sponsored research payments related to the Company's products from $625,000 in 1995 to $641,000 in 1996, $854,250 in 1997 and $875,000 in 1998. These expenses are charged to operations as incurred. Failure to pay such costs could result in termination of the license agreement rights. If UFRFI were to terminate the license, the Company's rights to manufacture and market the technology and related products would terminate and such an event would have a material adverse effect on the Company. In 1995, the Company paid $50,000 to UFRI for an additional license, described below. The Company also paid UFRFI $151,000 and $111,000 in 1996 and 1995, respectively, for reimbursement of patent costs.

     The Company agreed to pay a royalty on net sales of licensed products up to 6 percent of net sales for each product. A royalty of 28 percent of sublicensee payments, but no less than 2 percent of net sales by such sublicensee, will also be payable to UFRFI. The Company paid UFRI $210,000 in royalties in 1995, which were payable as a result of licensing fees received in 1993. At December 31, 1996 the Company had accrued an additional $280,000 liability to UFRFI for sublicense payments related to the $1 million Warner Lambert milestone payment earned in 1996.

     On May 1, 1993, the Company entered into a sublicensing agreement with Warner-Lambert. The agreement grants Warner-Lambert the right of first refusal in the event the Company decides to develop certain other licensed products under certain circumstances. Under the terms of the agreement, Warner-Lambert paid the Company $100,000 in May 1993 upon the execution of the agreement and $750,000 in October 1993 related to the filing of the investigational new drug application. The payments were recognized as revenue when the payments were received. Additional payments may be received for the completion of certain scientific milestones. The agreement provides for Warner-Lambert to pay the

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1996 (C0NTINUED)
-------------------------------------------------------------------------------

     Company a royalty on net sales, as defined. On March 1, 1994, Warner-Lambert paid the Company $750,000 in consideration for the Company's research and development activities performed. In 1996, the Company earned an additional $1 million from Warner Lambert, of which $500,000 was receivable as of December 31,1996 and was collected in January, 1997. The agreement will terminate on the later of the last expiration date of a licensed patent or 10 years from Warner-Lambert's marketing of a licensed product.

     In February 1994, the Company entered into an exclusive sublicense agreement with Nippon Kayaku. Upon execution of the agreement, Nippon Kayaku paid the Company $225,000 for research and development performed. The sponsored research payment was recognized as revenue when the payment was received. Additional payments may be payable to the Company for the completion of certain scientific milestones. The agreement provides for Nippon Kayaku to pay the Company a royalty on net sales, as defined.

     In addition, Nippon Kayaku will reimburse the Company for direct costs incurred for preclinical studies performed prior to the agreement. Nippon Kayaku will also pay a running royalty of 2 percent of net sales as defined for 10 years in the event that Nippon Kayaku elects to manufacture the product. The agreement will terminate on the later of the last expiration of a licensed patent or 10 years from Nippon Kayaku's marketing of a licensed product in Japan.

     A director was issued options with an exercise price of $.32 per share to purchase 77,900 shares of common stock in connection with the exclusive sublicense agreement with Nippon Kayaku. The original option agreement stipulated that the options vested upon the completion of specified milestones and, accordingly, compensation expense was recorded for the portion of the options that had not vested through September 1994, at which time the Company amended the agreement to reflect vesting based upon time or the completion of specified milestones (see Note 8).

     In October 1995, the Company entered into a licensing agreement with the UFRI to acquire the rights to a proprietary process for making the iron chelator drug, Desferrioxamine ("DFO"). The process was invented at the University of Florida Department of Medicinal Chemistry by Raymond J. Bergeron, Jr., Ph.D. Under the terms of the agreement, SunPharm has acquired exclusive rights to patent applications covering a novel process of chemically synthesizing DFO. SunPharm plans to use this unique process to develop an alternative source of supply of DFO. SunPharm paid a licensing fee of $50,000 upon the execution of the agreement.
     Additionally, the Company will pay an earned royalty of 2% of net sales, as defined in the agreement. A minimum royalty of $10,000 is payable on the first and second anniversary dates of the agreement; on the third through six anniversary dates, the minimum royalty will increase by $10,000 each year until it reaches $50,000 on the sixth anniversary date. For all years subsequent to the sixth year the minimum royalty will be $50,000.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1986 (CONCLUDED)

-------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS

     Several of the Company's stockholders and directors provided consulting and administrative services to the Company. The fees related to these services were $32,500 and $111,000 during 1996 and 1995, respectively, and are included in research and development and general and administrative expenses in the accompanying statements of operations. In addition, the Company's legal counsel was paid $114,000 and $317,000 in 1996 and 1995, respectively, for services rendered.

                                    * * * * *