Form 10QSB
period 1997-03-31
SUNPHARM CORPORATION
filed 1997-05-15
CIK 884888

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                       ----------------------------

                                FORM 10-QSB
    (MARK ONE)

    /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

    / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM __________ TO __________
                           COMMISSION FILE NUMBER  0-27578

                       ----------------------------

                                 SUNPHARM CORPORATION
          (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             DELAWARE
   (STATE OR OTHER JURISDICTION OF                    F593097048
  INCORPORATION OR ORGANIZATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

                            4651 SALISBURY ROAD, SUITE 205
                             JACKSONVILLE, FLORIDA  32256
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                      ISSUER'S TELEPHONE NUMBER:  (904) 296-3320

                       ----------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes /x/          No / /

     Number of shares of the issuer's Common Stock outstanding as of May 14, 1997: 5,537,165


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the discussions below, and to the discussions in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 under the caption "Item 1. Business - Risk Factors."

                            PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to these rules and regulations. However, the Company believes that the disclosures made herein are adequate, and accordingly, the Company believes the information presented is not misleading. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, filed pursuant to the Securities Exchange Act of 1934.

                                 SUNPHARM CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                                    BALANCE SHEETS
                                     (UNAUDITED)


                                                                  DECEMBER 31,
                                                                      1996      MARCH 31, 1997
                                                                  ------------  --------------
                  ASSETS
Current assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . . . .    $    341,145   $  6,677,133
     Short term investments . . . . . . . . . . . . . . . . .       1,795,312      1,197,343
     Receivables. . . . . . . . . . . . . . . . . . . . . . .         500,000             --
     Other current assets . . . . . . . . . . . . . . . . . .         112,066        118,649
                                                                 ------------   ------------
       Total current assets . . . . . . . . . . . . . . . . .       2,748,523      7,993,125

Receivables from shareholder. . . . . . . . . . . . . . . . .          10,000         96,500
Other assets-long term. . . . . . . . . . . . . . . . . . . .          12,437         13,865
                                                                 ------------   ------------
                                                                 $  2,770,960   $  8,103,490
                                                                 ------------   ------------
                                                                 ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable . . . . . . . . . . . . . . . . . . . .    $    323,451   $    355,272
     Accrued liabilities. . . . . . . . . . . . . . . . . . .         869,245      1,010,900
     Accrued legal fees . . . . . . . . . . . . . . . . . . .              --             --
     Notes payable. . . . . . . . . . . . . . . . . . . . . .         112,201         75,298
                                                                 ------------   ------------
       Total current liabilities. . . . . . . . . . . . . . .       1,304,897      1,441,470
                                                                 ------------   ------------

Stockholders' equity:
     Undesignated Preferred Stock, par value $.0001 per
        share; 2,500,000 shares authorized, none issued
        and outstanding . . . . . . . . . . . . . . . . . . .              --             --
     Common stock, par value $.0001 per share; 25,000,000
        shares authorized, 3,708,879 and 5,537,165 shares
        issued and  outstanding, respectively . . . . . . . .             371            554
     Additional paid-in-capital . . . . . . . . . . . . . . .      13,062,321     19,178,638
     Accumulated deficit during the development stage . . . .     (11,596,629)   (12,517,172)
                                                                 ------------   ------------
       Total stockholders' equity . . . . . . . . . . . . . .       1,466,063      6,662,020
                                                                 ------------   ------------
                                                                 $  2,770,960   $  8,103,490
                                                                 ------------   ------------
                                                                 ------------   ------------



    The accompanying notes are an integral part of these financial statements.

                                 SUNPHARM CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                         FOR THE THREE MONTHS ENDED  FOR THE PERIOD
                                                                  MARCH 31,          FROM INCEPTION
                                                         --------------------------      THROUGH
                                                            1996           1997      MARCH 31, 1997
                                                         ----------     ----------   --------------
Sponsored research/sublicensing revenue. . . . . . . .   $       --     $       --   $  2,885,000
Interest income. . . . . . . . . . . . . . . . . . . .       17,084         24,537        259,799
                                                         ----------     ----------   ------------
     Total revenues. . . . . . . . . . . . . . . . . .       17,084         24,537      3,144,799
                                                         ----------     ----------   ------------
Expenses:
     Research and development. . . . . . . . . . . . .      337,655        538,952      8,107,983
     General and administrative. . . . . . . . . . . .      332,893        406,128      7,063,988
     Royalty expense . . . . . . . . . . . . . . . . .           --             --        490,000
                                                         ----------     ----------   ------------
       Total expenses. . . . . . . . . . . . . . . . .      670,548        945,080     15,661,971
                                                         ----------     ----------   ------------

Net loss . . . . . . . . . . . . . . . . . . . . . . .   $ (653,464)    $ (920,543)  $(12,517,172)
                                                         ----------     ----------   ------------
                                                         ----------     ----------   ------------

Net loss per share . . . . . . . . . . . . . . . . . .   $    (0.23)    $    (0.24)
                                                         ----------     ----------
                                                         ----------     ----------

Shares used in computing loss per share. . . . . . . .    2,884,535      3,769,822
                                                         ----------     ----------
                                                         ----------     ----------


  The accompanying notes are an integral part of these financial statements.

                                 SUNPHARM CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                          STATEMENT OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)

                                           REDEEMABLE CONVERTIBLE
                                              PREFERRED STOCK
                                    ------------------------------------                                             ACCUMULATED
                                         SERIES A           SERIES B         COMMON STOCK    ADDITIONAL                 DURING
                                    ----------------    ----------------   ----------------   PAID-IN    DEFERRED     DEVELOPMENT
                                    SHARES    AMOUNT    SHARES    AMOUNT   SHARES    AMOUNT   CAPITAL   COMPENSATION     STAGE
                                    ------    ------    ------    ------ ---------   ------ ----------- ------------ -------------
Balance, December 31, 1996            --        --        --        --   3,708,879    $371  $13,062,321         --   $(11,596,629)
Issuance of Common Stock              --        --        --        --   1,828,286     183    6,116,317         --             --
Net Loss                              --        --        --        --          --      --                      --       (920,543)
                                    ------    ------    ------    ------ ---------   ------ ----------- ------------ -------------
Balance, March 31, 1997               --        --        --        --   5,537,165    $554  $19,178,638         --   $(12,517,172)
                                    ------    ------    ------    ------ ---------   ------ ----------- ------------ -------------
                                    ------    ------    ------    ------ ---------   ------ ----------- ------------ -------------


      The accompanying notes are an integral part of these financial statements.

                                 SUNPHARM CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                   FOR THE        FOR THE PERIOD
                                              THREE MONTHS ENDED  FROM INCEPTION
                                                   MARCH 31,       (MAY 3, 1990)
                                            ---------------------    THROUGH
                                                1996       1997   MARCH 31, 1997
                                            ----------- --------- --------------
Cash flows from Operating Activities:
  Net Loss . . . . . . . . . . . . . . . . .$ (653,464) $(920,543) $(12,517,172)
  Adjustments to reconcile net loss to net
    cash used in operating activities -
    Depreciation and Amortization. . . . . .       900        900        72,606
    Expense related to issuance of
      stock for services . . . . . . . . . .                             43,750
    Compensation expense related to
      operations, warrants and stock
      appreciation rights. . . . . . . . . .                            865,246
  Amortization of deferred offering costs
    incurred in connection with issuance
    of Bridge Notes. . . . . . . . . . . . .                            775,000
  Write-off patents. . . . . . . . . . . . .                             70,120
  (Increase) Decrease in receivable from
  Stockholder. . . . . . . . . . . . . . . .     3,114    (86,500)      (96,500)
  Decrease (increase) in prepaid
    expenses and other assets. . . . . . . .    47,736    493,417      (120,290)
  Increase (decrease) in Accounts Payable.     140,620     31,821       355,272
  Increase (decrease) in accrued liabilities    20,882    141,655     1,017,150
  Decrease (increase) in accrued legal fees    (68,502)                 300,000
                                            ---------- ----------  ------------
    Total Adjustments. . . . . . . . . . . .   144,750    581,293     3,282,354
Net cash used in operating activities. . . .  (508,714)  (339,250)   (9,234,818)
                                            ---------- ----------  ------------

Cash flows from investing activities:
  Purchases of Short Term investments. . . .                         (5,119,374)
  Sales & Maturities of short-term
    investments. . . . . . . . . . . . . . . 1,290,464    597,969     3,922,031
  Purchases of Office Equipment. . . . . . .               (2,328)      (19,526)
  Payment of patent costs. . . . . . . . . .                            (67,424)
                                            ---------- ----------  ------------
Net cash used in investing activities. . . . 1,290,464    595,641    (1,284,293)
                                            ---------- ----------  ------------

Cash flows from financing activities:
  Repayments of notes payable. . . . . . . .   (28,682)   (36,903)      (24,702)
  Increase in deferred offering costs. . . .                           (597,348)
  Issuance of Series A preferred . . . . . .                            513,525
  Issuance of Series B preferred . . . . . .                            450,000
  Issuance of Common Stock . . . . . . . . .            6,116,500    16,854,769
  Proceeds from payable to stockholders. . .                            542,500
  Repayment of payable to stockholders . . .                           (542,500)
                                            ---------- ----------  ------------
Net cash (used in) provided by financing
  activities . . . . . . . . . . . . . . . .   (28,682) 6,079,597    17,196,244
                                            ---------- ----------  ------------

Net change in cash . . . . . . . . . . . . .   753,068  6,335,988     6,677,133
Cash at beginning of period. . . . . . . . .   331,069    341,145
                                            ---------- ----------  ------------
Cash at end of period. . . . . . . . . . . .$1,084,137 $6,677,133  $  6,677,133
                                            ---------- ----------  ------------
                                            ---------- ----------  ------------

Supplemental Information . . . . . . . . . .
Cash Paid for Interest . . . . . . . . . . .$    1,606 $    1,335  $    164,851
                                            ---------- ----------  ------------
                                            ---------- ----------  ------------

      The accompanying notes are an integral part of these financial statements.

                                 SUNPHARM CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS
                                    MARCH 31, 1997
                                     (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The balance sheet at March 31, 1997 and the related statements of operations for the three month periods ended March 31, 1997 and 1996 and the period from inception (May 3, 1990) through March 31, 1997 and statements of cash flows for the three month periods ended March 31, 1997 and 1996 and the period from inception (May 3, 1990) through March 31, 1997 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1996 financial statements and related footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

NET LOSS PER SHARE

     Net loss per share is computed based on the weighted average shares of common stock outstanding for the period.

PATENT COSTS

     The Company reimburses the University of Florida Research Foundation, Inc.
(UFRI) for direct expenses relating to the Company's patents. Patent costs consist of legal fees and other direct costs incurred in obtaining patents. These costs are charged to research and development expense or general and administrative expense when incurred.

RESEARCH AND DEVELOPMENT

     Sponsored research revenue is recognized as revenue when the payments are earned or received and the research has been performed. Research and development expenses are charged to operations when incurred. Research and development expenses include, among other things, consulting fees and cost reimbursements to UFRI.

NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15"), and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to

                                 SUNPHARM CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS
                                   MARCH 31, 1997
                                    (UNAUDITED)

common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in issuance of common stock that then shared in earnings, similar to fully diluted EPS as computed by APB 15.

     The accounting and disclosure requirements of SFAS 128 are required for the Company's year ending December 31, 1997; however; its impact on operating results when initially adopted is expected to be immaterial.

2.   SALE OF UNITS

     On March 28, 1997, the Company completed the private placement of 1,828,286 units ("Units") pursuant to Rule 506 under and Section 4(2) of the Securities Act of 1933 for $3.50 per Unit. Each Unit consists of one share of the Company's common stock and one redeemable Common Stock Purchase Warrant ("Warrant"). The Warrants included in these units expire five years from the date of issuance. In case of a "cashless exercise," the Warrants shall have an exercise price of $4.00 per share plus forty percent of the difference between the current trading price of the Company's common stock and $4.00; in all other cases, the Warrants shall have an exercise price of $4.00 per share plus thirty percent of the difference between the current trading price of the Company's common stock and $4.00. The Warrants are subject to redemption at the exercise price by the Company, provided the Company's common stock closes at a price of $16.00, $20.00, $24.00, or $28.00 per share for twenty consecutive days during the second, third, fourth or fifth years, respectively, of the term of the Warrant. Proceeds from the private placement were $6,116,500, net of placement agent and other offering costs of $282,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Since its inception in May 1990, SunPharm has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting most of its research and clinical activities at the University of Florida. Consequently, the Company believes that its research and development expenditures have been lower than other comparable development stage pharmaceutical companies. The Company has incurred cumulative net losses of $12,517,172 from its inception through March 31, 1997. The Company expects to incur additional significant operating losses for at least the next several years principally as a result of its continuing anticipated research and development and clinical trial expenditures.

RESULTS OF OPERATIONS

     The Company did not receive any licensing or milestone payments during the three months ended March 31, 1996 and 1997.

     The Company's research and development expenses increased $201,000 from $338,000 for the three months ended March 31, 1996 to $539,000 for the comparable 1997 period. These expenses consisted of research and development expenses incurred by Dr. Bergeron at the University of Florida, human clinical trials and patent license fees paid to the University of Florida. The Company expects its research and development expenses to increase moderately during 1997 and 1998 reflecting anticipated increased costs related to ongoing research, preclinical studies and human clinical trials.

     General and administrative expenses increased from $333,000 for the three months ended March 31, 1996 to $406,000 for the comparable period in 1997. This increase is primarily due to increased payroll. The Company expects general and administrative expenses to increase throughout 1997 and into 1998 reflecting anticipated additions of management.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through collaborative research and sublicense agreements with its strategic alliance partners and the issuance of debt and equity securities. Through December 31, 1996 the Company had received $2,885,000 of cumulative sponsored research and sublicensing revenues and approximately $11,266,000 in net proceeds from equity offerings and exercise of stock warrants, including net proceeds of approximately $7,200,000 related to the initial public offering in January of 1995.

     On March 28, 1997, the Company completed the private placement of 1,828,286 units ("Units") pursuant to Rule 506 under and Section 4(2) of the Securities Act of 1933 for $3.50 per Unit. Each Unit consists of one share of the Company's common stock and one redeemable Common Stock Purchase Warrant ("Warrant"). The Warrants included in these units expire five years from the date of issuance. In case of a "cashless exercise," the Warrants shall have an exercise price of $4.00 per share plus forty percent of the difference between the current trading price of the Company's common stock and $4.00; in all other cases, the Warrants shall have an exercise price of $4.00 per share plus thirty percent of the difference between the current trading price of the Company's common stock and $4.00. The Warrants are subject to redemption at the exercise price by the Company, provided the Company's common stock closes at a price of $16.00, $20.00, $24.00, or $28.00 per share for twenty consecutive days during the second, third, fourth or fifth years, respectively, of the term of the Warrant. Proceeds from the private placement were $6,116,500, net of placement agent and other offering costs of $282,500.

     During the three months ended March 31, 1997, the net cash used in operating activities was $339,000. During the comparable period in 1996, cash used in operating activities was $509,000. The decrease is attributable to the receipt of $500,000 from Warner-Lambert in January 1997. This receipt was offset by increased operating expenses.

     At March 31, 1997, the Company had cash and cash equivalents of $6,677,000 and net working capital of approximately $6,552,000. The increase in these amounts as compared to March 31, 1996 is attributable to the private placement of Units discussed above and the private placement of common stock and warrants in 1996. The Company expects the current available resources to be able to fund research and development as well as operations into 1998.

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

     The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1996, the Company had net operating loss ("NOL") and tax credit carryforwards for income tax purposes of $9,553,000 and $338,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carryforwards begin to expire in 2008. The Tax Reform Act of 1986 provides for an annual limitation on the use of NOL and credit carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. The Company has made no determination concerning whether there has been such a cumulative change in ownership. It is possible that such a change in ownership occurred following the completion of the Offering and exercise of the Representative's over-allotment option or as a result of the Company's 1996 or 1997 private placements. Accordingly, the Company's ability to utilize the aforementioned carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

                              PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

     On March 28, 1997, the Company completed the private placement of 1,828,286 units ("Units") pursuant to Rule 506 under and Section 4(2) of the Securities Act of 1933 for $3.50 per Unit. Each Unit consists of one share of the Company's common stock and one redeemable Common Stock Purchase Warrant ("Warrant"). The Warrants included in these units expire five years from the date of issuance. In case of a "cashless exercise," the Warrants shall have an exercise price of $4.00 per share plus forty percent of the difference between the current trading price of the Company's common stock and $4.00; in all other cases, the Warrants shall have an exercise price of $4.00 per share plus thirty percent of the difference between the current trading price of the Company's common stock and $4.00. The Warrants are subject to redemption at the exercise price by the Company, provided the Company's common stock closes at a price of $16.00, $20.00, $24.00, or $28.00 per share for twenty consecutive days during the second, third, fourth or fifth years, respectively, of the term of the Warrant. Proceeds from the private placement were $6,116,500, net of placement agent and other offering costs of $282,500.

     The purchasers in the private placement consisted of a limited number of institutional investors and other accredited investors. Ocean Capital Services, Inc. received a fee of $250,000 and warrants to purchase 71,429 shares of common stock for services rendered in connection with the private placement.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Number              Exhibit
          ------              -------
          4.1                 Unit Purchase Agreement, dated as of March 28,
                              1997, among the Company and the several Purchasers named therein.

          4.2 Warrant Agreement, dated as of March 28, 1997, among the Company and the several Purchasers named therein.

          11.1                Statement of computation of net loss per share

          27.1                Financial Data Schedule

     (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SUNPHARM CORPORATION


Date: May 14, 1997            By: /s/ Stefan Borg
                                 ------------------------------------------
                                      President and Chief Executive Officer
                                      (Principal Executive, Financial and
                                      Accounting Officer)