Form 10QSB
period 1997-06-30
SUNPHARM CORPORATION
filed 1997-08-14
CIK 884888

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------

                                     FORM 10-QSB
    (MARK ONE)

    /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

    / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM __________ TO __________
                           COMMISSION FILE NUMBER  0-27578

                           -------------------------

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

                           -------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                   Yes /X/  No / /

    Number of shares of the issuer's Common Stock outstanding as of June 30, 1997: 5,672,471


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                 SUNPHARM CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                                    BALANCE SHEETS
                                     (UNAUDITED)

                                                        DECEMBER 31,
                                                           1996       JUNE 30, 1997
                                                       -------------  -------------
                   ASSETS
Current assets:
  Cash ............................................... $    341,145   $    450,680
  Short term investments .............................    1,795,312      5,926,331
  Receivables.........................................      500,000             --
  Other current assets ...............................      112,066        141,443
                                                       ------------   ------------
      Total current assets ...........................    2,748,523      6,518,454

Receivables from shareholder .........................       10,000        127,529
Other assets-long term ...............................       12,437         15,559
                                                       ------------   ------------
                                                       $  2,770,960   $  6,661,542
                                                       ------------   ------------
                                                       ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................... $    323,451   $    254,665
  Accrued liabilities.................................      869,245        436,544
  Accrued legal fees .................................           --             --
  Notes payable.......................................      112,201         37,900
                                                       ------------   ------------
      Total current liabilities......................     1,304,897        729,109
                                                       ------------   ------------

Stockholders' equity:
  Undesignated Preferred Stock, par value $.0001 per
    share; 2,500,000 shares authorized, none issued
    and outstanding...................................           --             --
  Common stock, par value $.0001 per share;
    25,000,000 shares authorized, 3,708,879 and
    5,672,471 shares issued and outstanding,
     respectively.....................................          371            567
  Additional paid-in-capital .........................   13,062,321     19,395,614
  Accumulated deficit during the development stage ...  (11,596,629)   (13,463,748)
                                                       ------------   ------------
      Total stockholders' equity......................    1,466,063      5,932,433
                                                       ------------   ------------
                                                       $  2,770,960   $  6,661,542
                                                       ------------   ------------
                                                       ------------   ------------

The accompanying notes are an integral part of these financial statements.

                                 SUNPHARM CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                               FOR THE THREE MONTHS ENDED
                                                        JUNE 30,
                                               --------------------------
                                                  1996           1997
                                               ----------      ----------

Revenues:
  Sponsored research/sublicensing revenue....  $  500,000      $       --
  Interest income............................       8,692          94,968
                                               ----------      ----------
      Total revenues.........................     508,692          94,968
                                               ----------      ----------

Expenses:
  Research and development ..................     361,736         600,424
  General and administrative ................     674,703         441,120
  Royalty expense............................          --              --
                                               ----------      ----------
      Total expenses.........................   1,036,439       1,041,544
                                               ----------      ----------

Net loss.....................................  $ (527,747)     $ (946,576)
                                               ----------      ----------
                                               ----------      ----------
Net loss per share ..........................  $    (0.18)     $    (0.17)
                                               ----------      ----------
                                               ----------      ----------
Shares used in computing loss per share......   2,890,579       5,615,212
                                               ----------      ----------
                                               ----------      ----------

The accompanying notes are an integral part of these financial statements.

                                 SUNPHARM CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                              FOR THE SIX MONTHS ENDED
                                                      JUNE 30,           FOR THE PERIOD
                                             --------------------------  FROM INCEPTION
                                                                            THROUGH
                                                 1996         1997        JUNE 30, 1997
                                             -----------   -----------    --------------
Revenues:
  Sponsored research/sublicensing revenue... $   500,000   $        --    $  2,885,000
  Interest income...........................      25,776       119,505         354,767
                                             -----------   -----------    ------------
      Total revenues........................     525,776       119,505       3,239,767
                                             -----------   -----------    ------------

Expenses:
  Research and development .................     699,391     1,139,376       8,708,407
  General and administrative ...............   1,007,596       847,248       7,505,108
  Royalty expense...........................          --            --         490,000
                                             -----------   -----------    ------------
      Total expenses........................   1,706,987     1,986,624      16,703,515
                                             -----------   -----------    ------------

Net loss.................................... $(1,181,211)  $(1,867,119)   $(13,463,748)
                                             -----------   -----------    ------------
                                             -----------   -----------    ------------

Net loss per share ......................... $     (0.41)  $     (0.40)
                                             -----------   -----------
                                             -----------   -----------

Shares used in computing loss per share.....   2,887,557     4,697,614
                                             -----------   -----------
                                             -----------   -----------

The accompanying notes are an integral part of these financial statements.

                                 SUNPHARM CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                          STATEMENT OF STOCKHOLDERS' EQUITY
                                      (UNAUDITED)


                              REDEEMABLE CONVERTIBLE
                                  PREFERRED STOCK                                                                       DEFICIT
                              ----------------------                                                                  ACCUMULATED
                                 SERIES A          SERIES B         COMMON STOCK         ADDITIONAL                     DURING
                              ---------------   ---------------   -------------------      PAID-IN       DEFERRED     DEVELOPMENT
                              SHARES   AMOUNT   SHARES   AMOUNT    SHARES      AMOUNT      CAPITAL     COMPENSATION      STAGE
                              ------   ------   ------   ------   ---------    ------    -----------   ------------   ------------
Balance, December 31, 1996       --       --       --       --   3,708,879    $  371    $13,062,321             --   $(11,596,629)

Issuance of Common Stock         --       --       --       --   1,893,286       189      6,330,061             --             --

Exercise of Options              --       --       --       --      70,936         7          3,232             --             --

Net Loss                         --       --       --       --          --        --             --             --     (1,867,119)
                              ------   ------   ------   ------   ---------    ------    -----------   ------------   ------------
Balance, June 30, 1997           --       --       --       --   5,673,101    $  567    $19,395,614             --   $(13,463,748)
                              ------   ------   ------   ------  ----------   -------   ------------   ------------  -------------
                              ------   ------   ------   ------  ----------   -------   ------------   ------------  -------------

The accompanying notes are an integral part of these financial statements.

                                 SUNPHARM CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         FOR THE SIX MONTHS ENDED     FOR THE PERIOD
                                                                JUNE 30,              FROM INCEPTION
                                                        ---------------------------    (MAY 3, 1990)
                                                                                          THROUGH
                                                            1996           1997       JUNE 30, 1997
                                                        ------------   ------------   --------------
Cash flows from Operating Activities:
  Net Loss............................................. $ (1,181,211)  $ (1,867,119)  $(13,463,748)
  Adjustments to reconcile net loss to net
    cash used in operating activities -
    Depreciation and Amortization .....................        1,800          1,800         73,506
    Expense related to issuance of
      stock for services ..............................           --             --         43,750
    Compensation expense related to operations,
      warrants and stock appreciation rights...........           --             --        865,246
  Amortization of deferred offering costs incurred in
      connection with issuance of Bridge Notes.........           --             --        775,000
  Write-off patents....................................           --             --         70,120
  (Increase) Decrease in receivable from Stockholder...        3,114       (117,529)      (127,529)
  Decrease (increase) in prepaid expenses and
    other assets ......................................     (392,330)       470,623       (143,084)
  Increase (decrease) in Accounts Payable..............      412,712        (68,786)       254,665
  Increase (decrease) in accrued liabilities ..........       12,524       (432,701)       442,794
  Increase (decrease) in accrued liabilities ..........       73,000             --        300,000
                                                        ------------   ------------   -----------
      Total Adjustments ...............................      110,820       (146,593)     2,554,468
                                                        ------------   ------------   -----------
Net cash used in operating activities..................   (1,070,391)    (2,013,712)   (10,909,280)
                                                        ------------   ------------   -----------
Cash flows from investing activities:
  Purchases of Short Term investments..................           --     (5,808,774)   (10,928,148)
  Sales & Maturities of short-term investments ........    1,290,464      1,677,755      5,001,817
  Purchases of Office Equipment........................         (416)        (4,922)       (22,120)
  Payment of patent costs..............................           --             --        (67,424)
                                                        ------------   ------------   -----------
Net cash (used in) provided by investing activities....    1,290,048     (4,135,941)    (6,015,875)
                                                        ------------   ------------   -----------
Cash flows from financing activities:
  Repayments of notes payable..........................      (48,131)       (74,301)       (62,100)
  Increase in deferred offering costs..................           --             --       (597,348)
  Issuance of Series A preferred ......................           --             --        513,525
  Issuance of Series B preferred ......................           --             --        450,000
  Issuance of Common Stock ............................           --      6,333,489     17,071,758
  Proceeds from payable to stockholders................           --             --        542,500
  Repayment of payable to stockholders ................           --             --       (542,500)
                                                        ------------   ------------   -----------
Net cash (used in) provided by financing activities....      (48,131)     6,259,188     17,375,835
                                                        ------------   ------------   -----------
Net change in cash ....................................      171,526        109,535        450,680
  Cash at beginning of period..........................      331,069        341,145             --
                                                        ------------   ------------   -----------
  Cash at end of period................................ $    502,595   $    450,680   $    450,680
                                                        ------------   ------------   -----------
                                                        ------------   ------------   -----------
Supplemental Information:
Cash Paid for Interest ................................ $      2,349   $      2,174   $   167,114
                                                        ------------   ------------   -----------
                                                        ------------   ------------   -----------

The accompanying notes are an integral part of these financial statements.

                                 SUNPHARM CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1997
                                     (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The balance sheet at June 30, 1997 and the related statements of operations for the six month periods ended June 30, 1997 and 1996 and the period from inception (May 3, 1990) through June 30, 1997 and statements of cash flows for the six month periods ended June 30, 1997 and 1996 and the period from inception (May 3, 1990) through June 30, 1997 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1996 financial statements and related footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

NET LOSS PER SHARE

    Net loss per share is computed based on the weighted average shares of common stock outstanding for the period.

PATENT COSTS

    The Company reimburses the University of Florida Research Foundation, Inc. (UFRFI) for direct expenses relating to the Company's patents. Patent costs consist of legal fees and other direct costs incurred in obtaining patents. These costs are charged to research and development expense or general and administrative expense when incurred.

RESEARCH AND DEVELOPMENT

    Sponsored research revenue is recognized as revenue when the payments are earned or received and the research has been performed. Research and development expenses are charged to operations when incurred. Research and development expenses include, among other things, consulting fees and cost reimbursements to UFRFI.

NEW ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No.15, "Earnings Per Share" ("APB 15"), and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

                                 SUNPHARM CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1997
                                     (UNAUDITED)


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

2.  SALE OF UNITS

    On March 28, 1997, the Company completed the private placement of 1,828,286 units ("Units") pursuant to Rule 506 under and Section 4(2) of the Securities Act of 1933 for $3.50 per Unit. Each Unit consists of one share of the Company's common stock and one redeemable Common Stock Purchase Warrant ("Warrant"). The Warrants included in these units expire five years from the date of issuance. In case of a "cashless exercise," the Warrants shall have an exercise price of $4.00 per share plus forty percent of the difference between the current trading price of the Company's common stock and $4.00; in all other cases, the Warrants shall have an exercise price of $4.00 per share plus thirty percent of the difference between the current trading price of the Company's common stock and $4.00. The Warrants are subject to redemption at the exercise price by the Company, provided the Company's common stock closes at a price of $16.00, $20.00, $24.00, or $28.00 per share for twenty consecutive days during the second, third, fourth or fifth years, respectively, of the term of the Warrant. Proceeds from the private placement were $6,116,500, net of placement agent and other offering costs of $282,500. During the three months ended
June 30, 1997, the Company issued 60,000 additional Units. Through the issuance, the Company raised an additional $186,000, net of placement agent costs of $24,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Since its inception in May 1990, SunPharm has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting most of its research and clinical activities at the University of Florida. Consequently, the Company believes that its research and development expenditures have been lower than other comparable development stage pharmaceutical companies. The Company has incurred cumulative net losses of $13,463,748 from its inception through June 30, 1997. The Company expects to incur additional significant operating losses for at least the next several years principally as a result of its continuing anticipated research and development and clinical trial expenditures.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1997

    The Comany recorded licensing revenues during the three months ended
June 30, 1996 of $500,000, as a result of an agreement with Warner-Lambert. No licensing revenues were earned for during same period in 1997.

    Interest income increased from $9,000 for three months ended June 30, 1996 to $95,000 for the same period in 1997. This increase is attributable to investment of proceeds of private placement received on March 28, 1997.

    The Company's research and development expenses increased 34% to $485,000 for the three months ended June 30, 1997 as compared with $362,000 for the same period in 1996. This increase is primarily the result of increased sponsored research payments made to the University of Florida. The Company expects its research and development expenses to increase during the remainder of 1997 and 1998, reflecting anticipated increased expenses related to ongoing research, preclinical studies and Phase I and Phase II human clinical trials.

    General and administrative expenses decreased by 18% to $556,000 for the three months ended June 30, 1997 as compared to $675,000 for the same period in 1996. In 1996, the Company settled a lawsuit with Dean L.Rider ("Rider Settlement") in which it incurred substantial legal fees reflected in general and administrative expenses. Although general and administrative expenses decreased from period to period, the Company expects these expenses to increase during the remainder of 1997, reflecting anticipated additions to management.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    The Company recorded licensing revenues during the six months ended
June 30, 1996 of $500,000, as a result of an agreement with Warner-Lambert. No licensing revenues were earned during the same period in 1997.

    Interest income increased from $26,000 for the six months ended June 30, 1996 to $120,000 for the same period in 1997. This increase attributable to the investment of private placement proceeds described above.

    The Company's research and development expenses increased 46% to $1,024,000 for the six months ended June 30, 1997 as compared to $699,000 for the same period in 1996. This increase is primarily the result of increased sponsored research payments made to the University of Florida.

    General and administrative expenses decreased by 5% to $963,000 for the six months ended June 30, 1997 as compared to $1,008,000 for the same period in 1996. This decrease is due to expenses resulting from the Rider Settlement in 1996 as discussed above, offset by increased personnel expenses in 1997.

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

    During the three months ended June 30, 1997, the Company issued 60,000 additional Units. Through the issuance, the Company raised an additional $186,000, net of placement agent costs of $24,000. Additionally, options to purchase 70,306 shares were exercised during this same three month period.

    During the six months ended June 30, 1997, the net cash used in operating activities was $2,070,000 compared with $1,070,000 for the comparable period in the preceding year. This increase in cash used in operations is attributable to increased sponsored research payments made to the University of Florida, high personnel costs and maintaining a lower accounts payable balance. At June 30, 1997, the Company had cash and investments totalling $6,377,000 compared with $503,000 at June 30, 1996. The Company's working capital was $5,789,000 at
June 30, 1997 compared to only $3,000 at June 30, 1996. These increases are attributable to the equity transactions described above. The Company expects the current available resources to be able to fund research and development as well as operations into 1998.

    The Company expects to incur substantial additional research and development expenses, including expenses associated with preclinical studies, clinical trials and manufacturing. The Company intends to use a portion of its cash resources together with funds from its existing collaborative arrangements with Warner-Lambert and Nippon Kayaku for these purposes; however, the Company's rights to receive payments from Warner-Lambert and Nippon Kayaku are dependent upon the achievement of certain milestones by Warner-Lambert and Nippon Kayaku, respectively, and are not within the control of the Company. No assurance can be made that such milestones will be achieved or that such payments will be received by the Company. The Company intends to obtain additional funds for research and development through new collaborative arrangements with corporate partners, additional financings, and from other sources; however, there can be no assurance that the Company will be able to obtain necessary financing when required or what the terms of any financing, if obtained, might be. Accordingly, there can be no assurance of the Company's future success. In addition, the Company's future success is affected by the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost and timing of regulatory approvals, the Company's ability to obtain patent protection for its products on a cost-effective and timely basis, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, its reliance on research institutions and corporate partners, the uncertainty of health care reform and the competitive environment in which the Company operates. The Company's existing capital resources will not be sufficient to fund the Company's operations to the point of introduction of a commercially successful product, if and when that time should arrive. No assurance can be given that additional funds will be available on acceptable terms, if at all.

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

    The purchasers in the private placement consisted of a limited number of institutional investors and other accredited investors. Ocean Capital Services, Inc. received a fee of $250,000 and warrants to purchase 71,429 shares of common stock for services rendered in connection with the private placement. During the three months ended June 30, 1997, the Company issued 60,000 additional Units. Through the issuance, the Company raised an additional $186,000, net of placement agent costs of $24,000.

    In April 1997, the Company offered to reduce the exercise price of the warrants issued in the 1996 private placement and warrant exchange offer to $3.00 per share, to extend the expiration date of the warrants to March 31, 2001, and to increase the price per share at which the Common Stock must trade to permit the Company to redeem the warrants to $16.00, $20.00 and $24.00 for 20 consecutive days during the years ending March 31, 1999, 2000 or 2001, respectively. The holders of warrants exercisable for an aggregate of 561,679 shares agreed to such modifications, in consideration for their consent and waiver with respect to the Company's sale of Common Stock and warrants to certain institutional investors in March 1997.

ITEM 4.  MATTERS SUBMITTED FOR SHAREHOLDER APPROVAL.

    The Company's annual meeting was held on June 23, 1997. The shareholders of the Company elected the following directors of the Company to serve until the next annual meeting. The total number of votes cast "For" and "Withheld" in respect of the following nominees are as set forth opposite their respective names:

         NOMINEES                   VOTES FOR         VOTES WITHHELD
         --------                   ---------         --------------
   Stefan Borg                      2,863,316             19,350
   Philip R. Tracy                  2,863,316             19,350
   Charles L. Dimmler, III          2,863,316             19,350
   Jerry T. Jackson                 2,863,316             19,350
   Robert S. Janicki, M.D.          2,863,316             19,350
   Norman H. Lipoff                 2,863,316             19,350
   Jacques F. Rejeange              2,863,316             19,350

   Robert A. Schoellhorn            2,863,316             19,350
   George B. Schwartz               2,863,316             19,350

    The shareholders of the Company approved the Company's Amended and Restated 1994 Stock Option Plan, and the total number of shares cast "For," cast "Against" and "Abstentions" are set forth below:

       VOTES                  VOTES                ABSTENTIONS
        FOR                  AGAINST
     2,160,446                75,800                  19,170

    The shareholders of the Company approved the Company's Amended and Restated 1995 Nonemployee Director Option Plan, and the total number of shares cast "For," cast "Against" and "Abstentions" are set forth below:

       VOTES                  VOTES                ABSTENTIONS
        FOR                  AGAINST
     2,247,614                81,950                  13,070

    Finally, the shareholders of the Company ratified the selection of Deloitte & Touche LLP as independent accountant for its fiscal year ended December 31, 1997, and the total number of shares cast "For," cast "Against" and "Abstentions" are set forth below:

       VOTES                  VOTES                ABSTENTIONS
        FOR                  AGAINST
     2,886,545                15,021                   1,100


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

         NUMBER    EXHIBIT

         10.1*     SunPharm Corporation Amended and Restated 1994 Stock
                   Option Plan

         10.2*     SunPharm Corporation Amended and Restated 1995
                   Nonemployee Director Option Plan

         10.3 Form of Unit Purchase Agreement among the Company and the several Purchasers named therein, incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the period ending March 31, 1997

         10.4 Form of Warrant Agreement among the Company and the several Purchasers named therein, incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the period ending March 31, 1997

         11.1*     Statement of computation of net loss per share

         27.1*     Financial Data Schedule

--------------------
* Filed herewith.

    (b)  Reports on Form 8-K.

         The Company filed one report on Form 8-K during the quarter ended June 30, 1997. The report was filed on April 14, 1997 and included a press release of the Company dated April 3, 1997. The press release announced the closing of the private placement of 1.83 million units with gross proceeds to the Company of approximately $6.4 million.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SUNPHARM CORPORATION


Date: August 13, 1997        By: /S/ STEFAN BORG
                                 --------------------------------------------
                                     President and Chief Executive Officer
                                     (Principal Executive, Financial and
                                     Accounting Officer)