Form 10QSB
period 1997-09-30
SUNPHARM CORPORATION
filed 1997-11-14
CIK 884888

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________
                         Commission File Number 0-27578

                         -------------------------------

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

                         -------------------------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]          No  [ ]

         Number of shares of the issuer's Common Stock outstanding as of September 30, 1997: 5,732,471


================================================================================

                STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         The Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the discussions herein and to those contained in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 1996 under the caption "Item 1. Description of Business - Risk Factors."

                         PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to these rules and regulations. However, the Company believes that the disclosures made herein are adequate and, accordingly, that the information presented is not misleading. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1996, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, filed pursuant to the Securities Exchange Act of 1934.

                              SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                           1997               1996
                                                                      ------------       ------------
                 ASSETS
Current Assets:
     Cash ......................................................      $    328,035       $    341,145
     Short-term investments ....................................         5,226,230          1,795,312
     Accounts receivable .......................................                --            500,000
     Other current assets ......................................           137,380            112,066
                                                                      ------------       ------------
          Total current assets .................................         5,691,645          2,748,523

Receivable from shareholder ....................................           103,162             10,000
Property and equipment, net ....................................            13,872              9,187
Other assets ...................................................             3,250              3,250
                                                                      ------------       ------------
                                                                      $  5,811,929       $  2,770,960
                                                                      ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..........................................      $    279,708       $    323,451
     Accrued liabilities .......................................           430,431            869,245
     Notes payable .............................................                --            112,201
                                                                      ------------       ------------
          Total current liabilities ............................           710,139          1,304,897

Stockholders' Equity:
     Undesignated  preferred  stock, par value $.0001 per share;
          2,500,000 shares authorized; 0 shares issued and
          outstanding ..........................................                --                 --
     Common stock, par value $.0001 per share;
          25,000,000 shares authorized; 5,732,471
          and 3,708,879 shares issued and
          outstanding, respectively ............................               573                371
     Additional paid-in capital ................................        19,584,608         13,062,321
     Accumulated deficit during development stage ..............       (14,483,391)       (11,596,629)
                                                                      ------------       ------------
          Total stockholders' equity ...........................         5,101,790          1,466,063
                                                                      ------------       ------------
                                                                      $  5,811,929       $  2,770,960
                                                                      ============       ============


   The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                          1997             1996
                                                                      -----------       -----------
Revenues:
     Interest income ...........................................      $    81,444       $    21,609
                                                                      -----------       -----------
          Total revenues .......................................           81,444            21,609

Expenses:
     Research and development ..................................          666,450           424,948
     General and administrative ................................          434,637           254,402
                                                                      -----------       -----------
          Total expenses .......................................        1,101,087           679,350
                                                                      -----------       -----------


Net loss .......................................................      $(1,019,643)      $  (657,741)
                                                                      ===========       ===========


Net loss per share .............................................      $     (0.18)      $     (0.20)
                                                                      ===========       ===========


Shares used in computing loss per share ........................        5,712,253         3,231,655
                                                                      ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                      FROM INCEPTION
                                                                                      (MAY 3, 1990)
                                                   NINE MONTHS ENDED SEPTEMBER 30,        THROUGH
                                                       1997              1996         SEPT. 30, 1997
                                                  ------------       ------------    ---------------
Revenues:
     Sponsored research/sublicensing revenue      $         --       $    500,000       $  2,885,000
     Interest income .......................           200,949             47,385            436,211
                                                  ------------       ------------       ------------
          Total revenues ...................           200,949            547,385          3,321,211

Expenses:
     Research and development ..............         1,805,826          1,523,639          9,885,726
     General and administrative ............         1,281,885            862,698          7,428,876
     Royalty expense .......................                --                 --            490,000
                                                  ------------       ------------       ------------
          Total expenses ...................         3,087,711          2,386,337         17,804,602
                                                  ------------       ------------       ------------


Net loss ...................................      $ (2,886,762)      $ (1,838,952)      $(14,483,391)
                                                  ============       ============       ============


Net loss per share .........................      $      (0.57)      $      (0.61)
                                                  ============       ============


Shares used in computing loss per share ....         5,039,719          3,003,094
                                                  ============       ============


   The accompanying notes are an integral part of these financial statements.

                              SunPharm Corporation
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                     Redeemable Convertible Preferred Stock:                            Additional    Accumulated
                                         Series A              Series B             Common Stock:          Paid-In    Deficit Since
                                  Shares      Amount      Shares      Amount     Shares       Amount       Capital      Inception
                                -------------------------------------------- -------------------------------------------------------

Balance at December 31, 1996 ...     -           -           -           -     3,708,879       $ 371    $ 13,062,321  $ (11,596,629)

Issuance of Common Stock........     -           -           -           -     1,953,286         195       6,519,055     -

Exercise of Options.............     -           -           -           -        70,306           7           3,232     -

Net Loss........................     -           -           -           -          -             -              -       (2,886,762)
                                -------------------------------------------- -------------------------------------------------------

Balance at September 30, 1997        -           -           -           -     5,732,471       $ 573    $ 19,584,608  $ (14,483,391)
                                ============================================ =======================================================


   The accompanying notes are an integral part of these financial statements.

                             SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                                    FROM INCEPTION
                                                                                                                     (MAY 3, 1990)
                                                                             NINE MONTHS ENDED SEPTEMBER 30,            THROUGH
                                                                               1997                 1996            SEPT. 30, 1997
                                                                          -----------           -----------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ........................................................      $(2,886,762)          $(1,838,952)          $(14,483,391)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation .............................................            2,800                 1,800                 74,506
          Expense related to issuance of
             stock for services ....................................               --                    --                 43,750
          Compensation expense related to
             operations, warrants and stock
             appreciation rights ...................................               --                    --                865,246
          Amortization of deferred offering costs
             incurred in connection with
             issuance of Bridge Notes ..............................               --                    --                775,000
          Write-off of patents .....................................               --                    --                 70,120
          (Increase) decrease in receivable
             from shareholder ......................................          (93,162)                1,271               (103,162)
          Decrease (increase) in accounts
             receivable and other current assets ...................          474,686               135,562               (139,021)
          Increase (decrease) in accounts payable ..................          (43,743)              161,849                279,708
          Increase (decrease) in accrued liabilities ...............         (438,814)              209,024                436,681
          Increase (decrease) in accrued legal fees ................               --              (270,000)               300,000
                                                                          -----------           -----------           ------------
             Total adjustments .....................................          (98,233)              239,506              2,602,828
                                                                          -----------           -----------           ------------
Net cash used in operating activities ..............................       (2,984,995)           (1,599,446)           (11,880,563)
                                                                          -----------           -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments .............................       (6,198,946)                   --            (11,318,320)
   Sales and maturities of short-term investments ..................        2,768,028             1,290,464              6,092,090
   Capital expenditures ............................................           (7,485)                 (416)               (24,683)
   Payment of patent costs .........................................               --                    --                (67,424)
                                                                          -----------           -----------           ------------
Net cash (used in) provided by investing activities ................       (3,438,403)            1,290,048             (5,318,337)
                                                                          -----------           -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of notes payable .....................................         (112,201)              (77,807)              (100,000)
   Increase in deferred offering costs .............................               --                    --               (597,348)
   Issuance of Series A preferred stock ............................               --                    --                513,525
   Issuance of Series B preferred stock ............................               --                    --                450,000
   Net proceeds from issuance of common stock ......................        6,522,489             1,491,680             17,260,758
   Proceeds from payable to shareholders ...........................               --                    --                542,500
   Repayment of payable to shareholders ............................               --                    --               (542,500)
                                                                          -----------           -----------           ------------
Net cash provided by financing activities ..........................        6,410,288             1,413,873             17,526,935
                                                                          -----------           -----------           ------------

Net change in cash .................................................          (13,110)            1,104,475                328,035
Cash at beginning of period ........................................          341,145               331,069                     --
                                                                          -----------           -----------           ------------
Cash at end of period ..............................................      $   328,035           $ 1,435,544           $    328,035
                                                                          ===========           ===========           ============

Supplemental information:
   Cash paid for interest ..........................................      $     2,512           $     2,962           $    167,452
                                                                          ===========           ===========           ============


    The accompanying notes are an integral part of these fnancial statements.

                              SUNPHARM CORPORATION
                         (A Development Stage Company)


                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet at September 30, 1997, the related statements of operations for the nine- month periods ended September 30, 1997 and 1996 and the period from inception (May 3, 1990) through September 30, 1997, the statement of stockholders' equity at September 30, 1997, and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996 and the period from inception through September 30, 1997 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1996 financial statements and related footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented, and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

NET LOSS PER SHARE

         Net loss per share is computed based on the weighted-average number of shares of common stock outstanding for the period.

PATENT COSTS

         The Company reimburses the University of Florida Research Foundation, Inc. (UFRFI) for direct expenses relating to the Company's patents. Patent costs consist of legal fees and other direct costs incurred in obtaining patents. These costs are charged to research and development expense when incurred.

RESEARCH AND DEVELOPMENT

         Sponsored research revenue is recognized as revenue when the payments are earned or received and the research has been performed. Research and development expenses are charged to operations when incurred. Research and development expenses include, among other things, consulting fees and cost of reimbursements to UFRFI.

NEW ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the

                              SUNPHARM CORPORATION
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)


standards for computing earnings per share previously found in Accounting Principles Board Opinion No. l5, "Earnings Per Share" ("APB 15"), and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in issuance of common stock that then shared in earnings, similar to fully diluted EPS as computed by APB 15.

         The accounting and disclosure requirements of SFAS 128 are required for the Company's year ending December 31, 1997; however, its impact on operating results when initially adopted is expected to immaterial.

RECLASSIFICATIONS

         Certain reclassifications have been made in the September 30, 1996 and the From Inception (May 3, 1990 Through September 30, 1997) financial statements to conform to classifications used in the September 30, 1997 financial statements.

2.       SALE OF UNITS

         On March 28, 1997, the Company sold 1,828,286 units ("Units"), each consisting of one share of the Company's common stock and one redeemable Common Stock Purchase Warrant ("Warrant") for $3.50 per Unit. Each Unit consists of one share of the Company's common stock and one redeemable Common Stock Purchase Warrant ("Warrant"). The Warrants included in the Units expire five years from the date of issuance. In case of a "cashless exercise," the Warrant exercise price is $4.00 per share plus forty percent of the difference between the current trading price of the Company's common stock and $4.00; in all other cases, the Warrant exercise price is $4.00 per share plus thirty percent of the difference between the current trading price of the Company's common stock and $4.00. The Warrants are subject to redemption at the exercise price by the Company, provided the Company's common stock closes at a price of $16.00, $20.00, $24.00, or $28.00 per share for twenty consecutive days during the second, third, fourth or fifth years, respectively, of the term of the Warrant. Proceeds from the private placement were $6,116,500, net of placement agent and other offering costs of $282,500. During the three months ended June 30, 1997, the Company issued 60,000 additional Units. Through the issuance, the Company raised an additional $189,000, net of placement agents costs of $21,000. During the three months ended September 30, 1997, the Company issued an additional 60,000 Units and raised an additional $189,000, net of placement costs of $21,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in May 1990, SunPharm Corporation has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting most of its research and clinical activities at the University of Florida. Consequently, the Company believes that its research and development expenditures have been lower than other comparable development stage pharmaceutical companies. The Company has incurred cumulative net losses of $14,483,000 from its inception through September 30, 1997. The Company expects to incur additional significant operating losses for at least the next two years, principally as a result of its continuing anticipated research and development and clinical trial expenditures.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Interest income increased to $81,000 for the three months ended September 30, 1997 from $22,000 for the same period in 1996. This increase is attributable to a greater cash balance available for investment as a result of a private placement financing (see Note 2 to Financial Statements, "Sale of Units").

         The Company's research and development expenses totaled $666,000 for the three months ended September 30, 1997, as compared with $425,000 for the same period in 1996. This increase is primarily the result of increased sponsored research payments to the University of Florida, increased clinical trial activity, and establishment of a quality control laboratory. The Company expects its research and development expenses to continue to increase during the remainder of 1997 and into 1998, reflecting anticipated increased expenses related to ongoing research, preclinical studies, and human clinical trials.

         General and administrative expenses were $435,000 for the three months ended September 30, 1997 as compared to $254,000 for the same period in 1996. The increase resulted principally from the addition of three management positions and associated recruiting and administrative costs.

         Net loss for the three months ended September 30, 1997 was $1,020,000, as compared to $658,000 for the same period in 1996. The greater loss was due to increased expenses as discussed above, slightly offset by higher interest income. Net loss per share for the three months ended September 30, 1997 of $0.18, which compares to $0.20 for the same period in 1996, was impacted by the greater number of weighted-average shares outstanding, due to the private placement financing discussed earlier (see Note 2 to Financial Statements, "Sale of Units").

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         The Company recorded licensing revenues during the nine months ended September 30, 1996 of $500,000, as a result of an agreement with Warner-Lambert. No licensing revenues were earned during the same period in 1997.

         Interest income increased to $201,000 for the nine months ended September 30, 1997 from $47,000 for the same period in 1996. This increase is attributable to a greater cash balance available for investment, as discussed above.

         The Company's research and development expenses totaled $1,806,000 for the nine months ended September 30, 1997, as compared to $1,524,000 for the same period in 1996. The higher expenses are primarily the result of increased sponsored research payments made to the University of Florida, higher clinical trial expenses, and expenses associated with establishment of a quality control laboratory.

         General and administrative expenses were $1,282,000 for the nine months ended September 30, 1997, nearly 50% higher than the $863,000 recorded for the same period in 1996. The increase is principally due to the addition of three senior management positions, associated recruitment costs, and a generally higher level of administrative activity in operating the Company.

         Net loss for the nine months ended September 30, 1997 was $2,887,000, as compared to $1,839,000 for the same period in 1996. The greater loss was due to the lower revenues and higher expenses as discussed above. Net loss per share for the current period of $0.57, which compares to $0.61 for the same period in 1996, was impacted by the greater number of weighted-average shares outstanding (see Note 2 to Financial Statements, "Sale of Units").

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through collaborative research and sublicense agreements with its strategic alliance partners and the issuance of debt and equity securities. Through December 31, 1996, the Company had received $2,885,000 of cumulative sponsored research and sublicensing revenues and approximately $11,266,000 in net proceeds from equity offerings and exercise of stock warrants, including net proceeds of approximately $7,200,000 related to the initial public offering in January of 1995.

         On March 28, 1997, the Company sold 1,828,286 units ("Units"), each consisting of one share of the Company's common stock and one redeemable Common Stock Purchase Warrant ("Warrant") for $3.50 per Unit. The Warrants included in the Units expire five years from the date of issuance. In case of a "cashless exercise," the Warrant exercise price is $4.00 per share plus forty percent of the difference between the current trading price of the Company's common stock and $4.00; in all other cases, the Warrant exercise price is $4.00 per share plus thirty percent of the difference between the current trading price of the Company's common stock and $4.00. The Warrants are subject to redemption at the exercise price by the Company, provided the Company's common stock closes at a price of $16.00, $20.00, $24.00 or $28.00 per share for twenty consecutive days during the second, third, fourth or fifth years respectively, of the term of the Warrant. Proceeds from the private placement were $6,116,500, net of placement agent and other offering costs of $282,500.

         During the three months ended June 30, 1997, the Company sold 60,000 additional Units, from which the Company received proceeds of $189,000, net of placement costs of $21,000. Additionally, options to purchase 70,306 shares were exercised during this three-month period.

         During the three months ended September 30, 1997, the Company sold an additional 60,000 Units, from which the Company received proceeds of $189,000, net of placement costs of $21,000.

         During the nine months ended September 30, 1997, the net cash used in operating activities was $2,985,000, compared with $1,599,000 for the comparable period in the preceding year. This increase in cash used in operations is attributable to increased sponsored research payments made to the University of Florida, higher personnel and administrative costs, and maintenance of a lower accounts payable balance. At September 30, 1997, the Company had cash and investments totaling $5,554,000, compared with $1,435,000 at September 30, 1996. The Company's working capital was $4,982,000 at September 30, 1997, compared to $511,000 at September 30, 1996. These increases are principally attributable to the equity transactions described above. At this time, the Company expects currently available resources to be able to fund research and development, as well as operations, at least through the first half of 1998.

         The Company expects to incur substantial additional research and development expenses, including expenses associated with preclinical studies, clinical trials and drug testing. The Company intends to use a portion of its cash resources, together with funds from its existing collaborative arrangements with Warner-Lambert and Nippon Kayaku, for these purposes; however, the Company's rights to receive payments from Warner-Lambert and Nippon Kayaku are dependent upon the achievement of certain milestones by Warner-Lambert and Nippon Kayaku, respectively, and are not within the control of the Company. No assurance can be made that such milestones will be achieved or that such payments will be received by the Company. The Company intends to obtain additional funds for research and development through new collaborative arrangements with corporate partners, additional financing, and from other sources; however, there can be no assurance that the Company will be able to obtain necessary financing when required or what the terms of any financing, if obtained, might be. In addition, the Company's future success is affected by the progress of the Company's research and development scope and results of preclinical studies and clinical trials, the cost and timing of regulatory approvals, the Company's ability to obtain patent protection for its products on a cost-effective and timely basis, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, its reliance on research institutions and corporate partners, the uncertainty of health care reform, and the competitive environment in which the Company operates. At the present time, the Company's existing capital resources will not be sufficient to fund the Company's operations to the point of introduction of a commercially successful product, if and when that time should arrive. No assurance can be given that additional funds will be available on acceptable terms, if at all.

         The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1996, the Company had a net operating loss ("NOL") and tax credit carry forwards for income tax purposes of $9,553,000 and $338,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carry forwards begin to expire in 2008. The Tax Reform Act of 1986 provides for an annual limitation the use of NOL and credit carry forwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carry forwards. The Company has made no determination concerning whether there has been such a cumulative change in ownership. It is possible that such a change in ownership occurred following the completion of the Company's initial public offering in 1995 and private placements in 1996 and 1997. Accordingly, the Company's ability to utilize the aforementioned carry forwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carry forwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

During the three months ended September 30, 1997, the Company sold 60,000 Units to an accredited investor pursuant to Rule 506 under and Section 4(2) of the Securities Act of 1933, for $3.50 per Unit, representing the final sale of Units in the 1997 private placement conducted by the Company. The Company received $189,000 in proceeds from the sale of such Units, net of placement costs of $21,000. The Company issued Warrants exercisable for 5,000 shares to Whale Securities, L.P. and certain of its principals in consideration for services related to the private placement of the 60,000 Units. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Quarterly Report on Form 10-QSB for a description of the Units and Warrants.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                  11.1*    Statement of computation of net loss per share

                  27.1*    Financial Data Schedule





------------
*Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SUNPHARM CORPORATION


Date: November 12, 1997     By: /s/ Stefan Borg
                               ---------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: November 12, 1997     By: /s/ Paul M. Herron
                               ---------------------------------
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT 11.1

                              SUNPHARM CORPORATION
               CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

FOR NINE MONTHS ENDED SEPTEMBER 30, 1997:

                       TOTAL SHARES           DAYS OUTSTANDING
                       ------------           ----------------
                         3,708,879                     87            322,672,473
                         5,537,165                      5             27,685,825
                         5,608,101                     76            426,215,676
                         5,672,471                     44            249,588,724
                         5,732,471                     61            349,680,731
                                                      ---          -------------
                                                      273          1,375,843,429

         WEIGHTED AVERAGE SHARES              5,039,719
                                              =========

FOR NINE MONTHS ENDED SEPTEMBER 30, 1996:

                         TOTAL SHARES           DAYS OUTSTANDING
                         ------------           ----------------
                           2,884,535                   171           493,255,485
                           2,934,535                    30            88,036,050
                           3,270,619                    26            85,036,094
                           3,313,503                    17            56,329,551
                           3,339,683                    30           100,190,490
                                                       ---           -----------
                                                       274           822,847,670

         WEIGHTED AVERAGE SHARES              3,003,094
                                              =========

For Three Months Ended September 30, 1997:

                         TOTAL SHARES           DAYS OUTSTANDING
                         ------------           ----------------
                           5,672,471                    31           175,846,601
                           5,732,471                    61           349,680,731
                                                        --           -----------
                                                        92           525,527,332

         Weighted Average Shares              5,712,253
                                              =========

FOR THREE MONTHS ENDED SEPTEMBER 30, 1996:

                         TOTAL SHARES           DAYS OUTSTANDING
                         ------------           ----------------
                           2,934,535                    19            55,756,165
                           3,270,619                    26            85,036,094
                           3,313,503                    17            56,329,551
                           3,339,683                    30           100,190,490
                                                        --           -----------
                                                        92           297,312,300

         Weighted Average Shares              3,231,655
                                              =========