Form 10KSB
period 1997-12-31
SUNPHARM CORPORATION
filed 1998-03-31
CIK 884888

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   FORM 10-KSB
         (Mark One)

         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 1997
                                       OR

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

       4651 Salisbury Road, Suite 205                              32256
            Jacksonville, Florida                               (Zip Code)
  (Address of principal executive offices)

                                 (904) 296-3320
                           (Issuer's telephone number)
                      ------------------------------------
            Securities registered under Section 12(b) of the Exchange
             Act: None Securities registered under Section 12(g) of
                                the Exchange Act:
                                 Title of Class
                    Common Stock, par value $.0001 per share
                    Redeemable Common Stock Purchase Warrants
 Units consisting of Common Stock and Redeemable Common Stock Purchase Warrants

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes : No 9

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. 9

         The Issuer's revenues for its most recent fiscal year: $0.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer on March 20, 1998 was $22,229,340, based on the closing sales price of the issuer's common stock on the Nasdaq Small Cap Market on such date of $5.25 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 20, 1998, 5,740,828 shares of the Issuer's common stock were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: Certain sections of the Issuer's definitive proxy statement relating to the Issuer's 1998 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934, as amended, within 120 days of the end of the Issuer's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this Form 10-KSB.

  Transitional Small Business Disclosure Format (check one): Yes [X]; No [ ] :

--------------------------------------------------------------------------------

                                     PART I

         WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY
FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, EXPECTED, ESTIMATED OR PROJECTED. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, UNCERTAINTIES AND ASSUMPTIONS, SEE "ITEM 1. DESCRIPTION OF BUSINESS-RISK FACTORS."

ITEM 1.  DESCRIPTION OF BUSINESS.

         SunPharm Corporation ("SunPharm" or the "Company") is a development stage company engaged in the development of small molecule pharmaceutical products, consisting of novel polyamine analogues and other proprietary compounds invented at the University of Florida and licensed exclusively worldwide to the Company. The Company's drug development efforts are focused on cancer, diarrhea associated with acquired immunodeficiency syndrome ("AIDS"), other gastrointestinal disorders, and iron overload. The Company currently has 5 compounds in various stages of research or development, targeting 10 indications.

         Three of the Company's polyamine analogue products are currently undergoing or have recently completed Phase I or II clinical trials. Diethylhomospermine ("DEHOP") has recently completed a Phase II clinical trial for the treatment of refractory AIDS-related chronic diarrhea. DEHOP is also in a Phase I clinical trial for cancer, commenced in October 1996 under the supervision of the University of Wisconsin through a federal grant from the National Cancer Institute. Another of the Company's products, diethylnorspermine ("DENSPM"), has completed a Phase I clinical trial for the treatment of refractory solid cancer. The Investigational New Drug ("IND") application relating to DENSPM has been transferred to the Company's strategic alliance partner, Warner-Lambert Company ("Warner-Lambert"), which has commenced Phase II clinical trials for the treatment of various solid tumor cancers.

         The Company is also conducting preclinical studies of its other potential compounds and indications through its sponsored research agreement with the University of Florida and through collaborations with other leading research institutions. In addition, the Company continues to investigate (i) the possible use of DENSPM for the treatment of skin disorders such as psoriasis,
(ii) the use of a derivative of DEHOP for the treatment of certain carcinomas, and (iii) cyclic analogues of these compounds for their possible anti-inflammatory and cardiovascular effects.

         The Company's strategy is to develop products both independently and through strategic alliances, pursuant to which the Company will seek financial, preclinical and clinical trial and marketing assistance from larger pharmaceutical companies for drugs with broad market potential, while retaining parallel manufacturing and/or marketing rights for all or part of those products. Consistent with this strategy, the Company sublicensed worldwide rights (excluding Japan) to manufacture and market DENSPM for all cancer applications to Warner-Lambert in May 1993 and sublicensed such rights in Japan to Nippon Kayaku Co., Ltd. ("Nippon Kayaku") in February 1994. Warner-Lambert and Nippon Kayaku have agreed to make staged payments to SunPharm for license fees and research and development milestones, of which an aggregate of $2.85 million has been paid to date, and to pay royalties for sales of products incorporating DENSPM. In addition, Warner-Lambert and Nippon Kayaku have agreed to fund and administer all further clinical trials which may be conducted for DENSPM.

         The Company was incorporated in Delaware in 1990 as Lexigen, Incorporated and in 1991 changed its name to SunPharm Corporation. The Company's principal executive offices are located at 4651 Salisbury Road, Suite 205, Jacksonville, Florida 32256. The Company's telephone number is (904) 296-3320. SunPharm supports a principal research facility at the University of Florida in Gainesville, Florida.

TECHNOLOGY OVERVIEW

         DEVELOPMENT OF THE COMPANY'S POLYAMINE ANALOGUE TECHNOLOGY

         For the past fifteen years, the inventor of the Company's polyamine analogues, Dr. Raymond Bergeron, has conducted research towards the development of polyamine analogues as potential anti-cancer agents at the University of Florida. This research has been supported by in excess of $6 million of funding under National Cooperative Drug Discovery Group grants from the National Cancer Institute and, since 1992, approximately $5 million of funding from the Company through December 31, 1997.

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

         Human cells employ a family of enzymes to maintain the proper balance, or equilibrium, of polyamines. Included in this family of enzymes are ornithine decarboxylase ("ODC") and S-adenosylmethionine decarboxylase ("SAMDC"), which make or synthesize polyamines for the cell, and spermidine/spermine N1-acetyltransferase ("SSAT"), which controls the export of polyamines from the cell. All three of these enzymes are short-lived, rapidly inducible proteins, and are tightly regulated by intracellular polyamine pools. Working together, these enzymes function in a highly coordinated manner to maintain polyamine pools within a very narrow range of concentration inside the cell.

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

         The Company has discovered, through its sponsored research at the University of Florida, that certain polyamine analogues modify other cell-related activities besides cell proliferation. For example, Company sponsored work on uncovering DEHOP's mechanism of action in arresting diarrhea suggests that DEHOP interacts with several receptor complexes, including the N-methyl-D-aspartate ("NMDA") receptor, which control neuromuscular function. Additional evidence suggests that DEHOP also stimulates nitric oxide release, which could be responsible for DEHOP's promotion of the relaxation of smooth muscles in the gastrointestinal tract. This is consistent with studies indicating that the smooth muscle relaxation promoted by DEHOP is inhibited by the nitric oxide synthase inhibitor L-NAME.

PRODUCTS UNDER DEVELOPMENT

         The Company currently has 5 compounds in various stages of research or development, targeting 10 indications, including two compounds that have reached Phase I or II clinical trials. These products are based on novel polyamine analogue compounds developed at the University of Florida and licensed exclusively to the Company. Additional compounds and/or indications discovered by Dr. Bergeron and his staff will also be licensed to the Company on an exclusive worldwide basis pursuant to the terms of the Company's sponsored research agreement with the University of Florida. The following table summarizes the current product portfolio, or pipeline, which has resulted from the license agreement and sponsored research agreement with the University of
Florida:

                                                 PRODUCT PIPELINE
----------------------------------------------------------------------------------------------------------------------

DISEASE AREA             COMPOUND                       INDICATION                               STATUS
----------------------------------------------------------------------------------------------------------------------
Cancer                    DENSPM                        all cancers                    Phase II commenced 1st Qtr. 1998
                                                                                       by Warner-Lambert Co.

                          DEHOP                         all cancers                    Phase I patient enrollment
                                                                                       completed; clinical summary in
                                                                                       progress

                          DEHOP                         non-Hodgkins                   Phase I commenced February 1998
                                                        lymphoma

                          DEHOP derivative              pancreatic carcinoma           Preclinical development

----------------------------------------------------------------------------------------------------------------------
AIDS                      DEHOP                         AIDS-related diarrhea          Phase II completed 3rd Qtr. 1997


----------------------------------------------------------------------------------------------------------------------
Gastrointestinal          DEHOP                         ulcerative colitis             IND allowed; Phase I/II commenced
Disorders                                                                              November 1997

                          DEHOP                         chemotherapy-induced           Phase I/II protocol approved by IRB
                                                        diarrhea

                          Cyclic analogues              GI-inflammation                Preclinical development

----------------------------------------------------------------------------------------------------------------------
Others                    DENSPM                        psoriasis                      Preclinical development

                          HBED                          iron overload                  Preclinical development

----------------------------------------------------------------------------------------------------------------------

CANCER

         BACKGROUND. The American Cancer Society estimates that more than 1.2 million new cases of cancer will be diagnosed and more than 560,000 people will die of cancer in 1998 in the United States. Chemotherapy, surgery and radiation are the major components in the current treatment of cancer. Chemotherapy is usually the primary treatment for cancers, such as hematologic malignancies, which cannot be excised by surgery. In addition, chemotherapy is increasingly being used as an adjunct to radiation and surgery to improve efficacy and address metastases (the spread of cancer), and as primary therapy for some solid tumors. The standard strategy for chemotherapy is to destroy the malignant cells by exposing them to as much drug as the patient can tolerate. Clinicians attempt to design a combination of drugs, dosing schedule and method of administration that increases the probability that malignant cells will be destroyed, while minimizing the harm to healthy cells.

         Most current anti-cancer drugs have significant limitations. Certain cancers, such as colon, lung, kidney and pancreatic cancers, are inherently unresponsive to chemotherapeutic agents. Certain other cancers may initially respond to a chemotherapeutic agent, but cease to respond as the cancer cells acquire resistance to the drug during the course of therapy. As such cancer cells develop resistance to a specific chemotherapeutic agent, they often simultaneously become resistant to a wide variety of structurally unrelated agents through a phenomenon known as "multi-drug resistance." Finally, current anti-cancer drugs are generally highly toxic, with effects, including bone marrow suppression and irreversible cardiotoxicity, which can prevent their administration in therapeutic doses.

         DENSPM. Phase I clinical trials for DENSPM in refractory solid cancer commenced in January 1994 at the University of Florida, Johns Hopkins University and Roswell Park Cancer Institute. The protocol allowed for one, two and three times per day dosing regimens at each center, respectively, in order to determine DENSPM's maximum tolerated dose and side effects. The Company and Warner-Lambert, its sublicensee, have agreed that the maximum tolerated dose has been determined at all dosage regimens. In December 1996, the Company received the remaining $500,000 of the $1,000,000 milestone payment due from Warner-Lambert upon reaching that milestone, and transferred the IND for the clinical trial to Warner-Lambert. Warner-Lambert has recently commenced Phase II clinical trials of DENSPM in six solid tumor cancers and will be responsible for all subsequent clinical development of the compound (excluding Japan).

         DEHOP. This compound was first tested at the University of Florida in five cancer patients during 1988 and 1989. The purpose of the study was to determine a safe dosage for DEHOP in cancer patients, and no drug-related side effects were observed except for constipation. This led the Company and its researchers at the University of Florida to test DEHOP for use in treating AIDS patients who suffer from chronic diarrhea. See "--AIDS" and "--Gastrointestinal Disorders."

         Early studies conducted by the Company demonstrated that DEHOP may have anti-proliferative properties. As a result, the Company filed an IND in March 1996 for a Phase I clinical trial to test DEHOP in cancer patients. The study, which commenced in October 1996, has been conducted by Dr. George Wilding at the University of Wisconsin Comprehensive Cancer Center, with funding under a federal grant from the National Cancer Institute. The study is a dose ranging trial conducted in cancer patients to determine safety, pharmacokinetics, and maximum tolerated dose. An adverse event was recemtly observed in this trial; at a dose level five times higher than was used in the Phase II AIDS- related diarrhea trial. A clinical summary for this trial is now being prepared. Meanwhile, the Company is continuing to evaluate safety data from this trial in determining whether to continue development of DEHOP for cancer indications and in relation to trials for other DEHOP indications. See "Risk Factors -- No Assurance of Successful Product Development or Commerialization".

         Non-Hodgkin's lymphoma ("NHL") associated with human immunodeficiency virus ("HIV") occurs in approximately 10% of AIDS patients. The median survival rate for these patients is approximately five to six months with therapy. Most of these patients die directly from NHL or from infectious complications. Very few HIV or AIDS patients are ever cured of their NHL, if first-line therapy fails. Preclinical research indicates that lymphocytes from HIV-associated NHL patients are uniformly sensitive to DEHOP IN VITRO. The Company commenced a Phase I trial of DEHOP for this indication in February 1998. Among the first five patients enrolled in the trial, a positive clinical response has been observed. The Company is continuing to evaluate the impact of safety data from its Phase I clinical trial for cancer in the development of DEHOP for this indication.

         DEHOP DERIVATIVE. Preclinical studies indicate that a derivative of DEHOP may be useful in treatment of pancreatic carcinoma. Several animal studies have demonstrated that this compound concentrates in the exocrine pancreas and after a relatively short use causes almost complete atrophy of the pancreas, while sparing the insulin producing endocrine cells. Because the pancreatic cells are irreversibly altered by the compound, this finding is expected to be relevant to the treatment of pancreatic carcinoma, a rapid and invariably fatal neoplastic disease. Preclinical IN VITRO and IN VIVO efficacy studies relevant to this indication are anticipated to be completed by mid-year 1998. Preclinical safety studies may commence shortly thereafter, provided the results of efficacy studies warrant continued development.

AIDS

         BACKGROUND. AIDS, which is a disease caused by HIV, is a devastating viral infection that destroys the immune system of affected patients. The
Centers for Disease Control and Prevention ("CDC") estimates that nearly one million people in the United States and over 30 million people worldwide are infected with HIV. The CDC confirms that over 600,000 AIDS cases had been reported in the United States as of June 30, 1997.

         Disorders of the gastrointestinal tract are common in AIDS patients. It is estimated that between 50% and 80% of all AIDS patients and between 20% and 30% of all HIV-positive patients suffer from several bouts of chronic diarrhea during the course of their disease. Most of these patients have periods of stable weight interspersed with episodes of heavy diarrhea and rapid wasting that often occur while the patient is suffering from active secondary infections. Over time, the patient's recovery from bouts of diarrhea is less complete, producing long-term loss of body cell mass. The causes of AIDS-related diarrhea and weight loss are not yet fully understood, and the condition is often unresponsive to medical therapy. Of the HIV-positive patients with chronic diarrhea, a pathogen can be identified as the cause in roughly 50% of the cases, and, among those patients with an identifiable pathogen, approximately 50% (or only 25% of all HIV-positive patients with chronic diarrhea) can be treated with antibiotic therapy. Treatment is therefore empiric and uses a combination of anti-diarrheal agents including opiates, loperamide, octreotide and diphenoxylate.

         A 1993 quality of life study conducted by researchers at Stanford University School of Medicine showed that the annual charge to patients with AIDS was 70% higher ($24,567 versus $14,471) for patients with diarrhea than for those without such symptoms. These patients also suffered more significant work loss and reported a greater need for assistance in the home.

         DEHOP. In January 1994, the U. S. Food and Drug Administration (the "FDA") allowed an Investigator IND submitted by the University of Florida to conduct Phase I clinical trials of DEHOP as a possible treatment for chronic AIDS-related refractory diarrhea. The first segment of the Phase I clinical trial, to determine side effects, was completed in June 1994. Five AIDS patients, for whom treatments with other anti-diarrheal medications had been unsuccessful, received doses which were three-to five-fold lower than those doses previously given to cancer patients in a previous study of DEHOP for cancer conducted in 1989. All five patients experienced a significant reduction in stool volume with no measurable adverse side effects. An expanded segment of the Phase I clinical trial in a total of fifteen evaluable patients, to determine safety, route of administration and dosage regimen, was completed in December 1994. Across the three dose levels tested, ten responded positively to the drug. A Phase II clinical trial of DEHOP was conducted on refractory AIDS-related diarrhea under a sponsored IND, which was allowed by the FDA in January 1996, to establish safety and appropriate dosing regiments for use in a future pivotal clinical trial. In December 1997, the Company reported statistically significant results of the Phase II multicenter clinical trial of DEHOP.

         Overall, the Phase I and II clinical trials demonstrated positive response rates of 53% and 80%, respectively, in AIDS patients with very severe, refractory diarrhea. Although a small number of drug-related adverse events were reported in each study, the Company believes that the risks to patients associated with the observed adverse events are outweighed by the significant anti-diarrheal benefit of the drug observed in its clinical trials and that they do not preclude further development of DEHOP for AIDS-related diarrhea. The Company is continuing to evaluate the impact of safety data from its Phase I clinical trial of DEHOP for cancer on the development of DEHOP for this indication. See "--Cancer - DEHOP".

         During the planned pivotal clinical trial of DEHOP, for which the Company expects to complete patient enrollment within approximately 18 months after its commencement, the Company may seek Treatment IND status for DEHOP. If the FDA approves such status, the Company could commence limited commercial distribution of DEHOP prior to its submission of a New Drug Application ( "NDA") for DEHOP. No assurance can be made, however, that the pivotal clinical trials of DEHOP will be successful, that patient enrollment will be completed within 18 months, or that, in any event, the FDA would approve Treatment IND status for DEHOP. See "Risk Factors -- No Assurance of Successful Product Development or Commerialization".

GASTROINTESTINAL DISORDERS

         DEHOP. Ulcerative colitis is an idiopathic form of inflammatory bowel disease affecting approximately two million people in the United States. Ulcerative colitis consists of a diffuse, continuous, inflammatory process that always involves the rectum, varies in its proximal extent, but never involves the small intestines. The etiology of ulcerative colitis remains uncertain, but genetic, infectious, immunological, and psychological factors have been implicated as possible pathogenetic mechanisms in producing the chronic mucosal inflammatory condition and its resulting ulcerative and hemorrhagic sequelae. To date the disease is treated with sulfasalazine, other 5-ASA compounds and/or rectal corticosteroids. None of these treatments is very effective in alleviating the signs and symptoms of ulcerative colitis.

         Preclinical investigation with DEHOP in animal models for inflammatory bowel disease (ulcerative colitis) indicates that the compound exerts protective and anti-inflammatory effects in the mucosa of the colon. Accordingly, the Company believes that DEHOP, owing to its biochemical, antimotility, antisecretory and mucosal-protective properties, may palliate or attenuate colonic mucosal inflammatory infiltrates and the signs and symptoms of mild to moderate ulcerative colitis. To test this theory, an IND was allowed by the Food and Drug Administration in March 1997. Dr. Steven Hanauer, a clinical researcher at the University of Chicago, agreed to conduct a Phase I/II clinical trial in patients with mild to moderate ulcerative colitis. Patient enrollment for this trial commenced in November 1997. The Company is continuing to evaluate the impact of safety data from its Phase I clinical trial of DEHOP for cancer on the development of DEHOP for this indication. See "--Cancer -- DEHOP".

         The Company also intends to test the anti-diarrheal activity of DEHOP in cancer patients with CPT-11 induced late-onset diarrhea, for which a Phase I/II protocol has been approved by Institutional Review Boards under an existing sponsor IND, at two clinical trial sites. Given the susceptibility of the gastrointestinal tract to chemotherapy toxicity, largely due to rapid turnover of mucosal cells, diarrhea has been observed in as many as 75% of patients receiving chemotherapy. The inability to adequately control chemotherapy-induced diarrhea with existing anti-diarrheal agents can possibly limit delivery of optimal therapies.The Company is continuing to evaluate the impact of safety data from its Phase I clinical trial of DEHOP for cancer on the development of DEHOP for this indication. See "--Cancer -- DEHOP".

OTHER DISEASE AREAS

         PSORIASIS

         DENSPM. The Company believes that DENSPM may have potential application for the treatment of psoriasis. Patients with psoriasis have been found to have increased local ODC activity, elevated systemic polyamine levels and increased urinary polyamine excretion. Experimental studies conducted ten years ago using various models of mouse skin have shown that the ODC inhibitor Difluoromethylornithine ("DFMO"), administered systemically or topically, prevented polyamine accumulation and subsequently inhibited tissue growth, indicating the potential use of DFMO in the treatment of hyperproliferating disorders of human skin. Seven of ten patients treated topically with DFMO for psoriasis in clinical studies experienced moderate improvement. DFMO significantly reduced putrescine and spermidine concentrations of the skin in these patients. Because of the marginal clinical efficacy of the DFMO treatment, partly attributable to poor permeability into human skin, DFMO has not gained a foothold in the treatment of psoriasis. DENSPM, however, has been shown to penetrate mouse skin and to have cytostatic properties. Company-sponsored preclinical studies of DENSPM as a possible treatment for psoriasis are presently being conducted at the University of Florida. In addition, the Company has completed skin safety and hypersensitivity studies in animals. The Company anticipates that a Physician IND application will be filed in 1998 for testing DENSPM against psoriasis in human clinical trials.

         CYCLIC ANALOGUES. In preclinical testing, several cyclic analogues have shown substantial anti-inflammatory and cardiovascular activity. The preclinical testing necessary to determine which analogue and what indication to pursue is continuing in 1998.

         IRON OVERLOAD

         HBED. In addition to the Company's novel polyamine analogues, a second technology platform, consisting of proprietary metal chelator compounds invented at the University of Florida, has been licensed exclusively to the Company. Metal chelators are drugs that bind tightly to certain metals, such as iron, in the bloodstream and inside cells, acting to eliminate quantities in excess of the body's needs, thereby avoiding damage to vital organs such as the liver, heart and pancreas. Chelators are administered to supplement the body's poorly developed ability to get rid of excess metal concentrations. Iron levels can be found in disorders such as Cooley's anemia, sickle cell anemia and hemochromatosis. The currently available treatment for Cooley's anemia is a daily infusion of a currently available iron chelator, desferrioxamine ("DFO").

         In March  1998,  the  National  Institutes  of  Health  (NIH)  issued a statement on research at the University of Florida with hydroxybenzylethylenediamine diacetic acid ("HBED"). When tested in rats and primates overloaded with iron, HBED removed up to 3 times more iron than DFO by subcutaneous administration. The study was funded in part by the National Institute of Diabetes and Digestive and Kidney Diseases and appeared in the February 15 issue of the science journal BLOOD.

         The Company believes that HBED presents a promising drug development opportunity, possibly leading to a more effective treatment that is easier to administer for patients with iron overload. Preclinical testing of HBED is continuing at the University of Florida. Testing in human subjects is expected to begin after the filing of a Physician IND later in 1998.

STRATEGIC ALLIANCES

         WARNER-LAMBERT AGREEMENT

         In May 1993, the Company entered into a sublicense agreement with Warner-Lambert, a multi-national pharmaceutical manufacturer and marketer, with respect to DENSPM. The agreement grants Warner-Lambert exclusive worldwide rights (excluding Japan) to manufacture and market DENSPM for all cancer indications in exchange for certain license fees, advance royalty payments and development milestone payments, of which Warner-Lambert has paid a total of $2.6 million to date. Warner-Lambert will also pay the Company a royalty on all sales of products incorporating this compound. The Warner-Lambert agreement provides for additional payments to the Company on the completion of Phase II clinical trials, filing of the NDA for DENSPM, and approval of the NDA for commercial sale of DENSPM. The Company's rights to receive such payments are dependent on the achievement of these milestones by Warner-Lambert and are not within the control of the Company.

         Pursuant to the agreement, the Company was responsible for conducting Phase I clinical trials for DENSPM, and Warner-Lambert is responsible for completing all remaining clinical trials at its expense. Warner-Lambert has a right of first refusal to acquire the rights to DENSPM for other indications should the Company elect to sublicense the development of DENSPM for such indications. If Warner-Lambert elects to subcontract any portion of the manufacturing of the compound to a third party, the Company has the right to match such third party's offer under certain circumstances.

         The Warner-Lambert sublicense agreement terminates on a country-by-country basis, upon the later of (i) the expiration of the last-to-expire patent in such country or (ii) ten years after the commencement of marketing of a product in that country.

         In June 1996, Warner-Lambert acquired a 12-month option to other linear polyamines for use in cancer indications in exchange for an early payment of $500,000, one half of the milestone payment due upon completion of the Phase I clinical study of DENSPM. In December 1996, Warner-Lambert agreed that SunPharm had met its obligations under the sublicense agreement for completion of the Phase I study, and the IND was transferred to Warner- Lambert in exchange for the remaining portion of the $1.0 million milestone payment.

         NIPPON KAYAKU AGREEMENT

         In February 1994, the Company entered into an agreement with Nippon Kayaku with respect to the Japanese marketing and development rights to DENSPM for cancer indications. Nippon Kayaku has committed to make staged payments to the Company for research and development milestones, of which it has paid $225,000 to date, together with royalties on all sales of products incorporating DENSPM. The Nippon Kayaku agreement provides for additional payments to the Company on commencement of Phase I and Phase II clinical trials in Japan, on the submission of, and on the approval of, an NDA in Japan, and on the later to occur of product pricing approval or patent approval in Japan. The Company anticipates receiving a payment of $500,000 from Nippon Kayaku in 1999, on the event of commencement of Phase I clinical trials in Japan. The Company's rights to receive such payments are dependent on the achievement of these milestones by Nippon Kayaku and are not within the control of the Company. Nippon Kayaku is responsible for completing all necessary Japanese clinical trials and associated regulatory submissions at its expense. The Company has retained the right to supply Nippon Kayaku with all of its bulk product requirements for marketing DENSPM in Japan.

LICENSED TECHNOLOGY AND SPONSORED RESEARCH

         The Company holds an exclusive worldwide license to the commercial rights to polyamine compounds and various iron chelators and their uses under more than 41 issued United States and foreign patents and numerous pending patent applications held by the University of Florida Research Foundation, Inc. ("UFRFI"), the technology transfer subsidiary of the University of Florida. Separately, the Company has also acquired exclusive rights to patent applications covering a novel process of chemically synthesizing DFO.

         The agreements pursuant to which the Company has the rights to these patents require the Company to file and prosecute the patents relating to the technology licensed to the Company, the costs of which are paid by the Company. Further, the Company takes all necessary steps to defend such patent rights. If the Company fails to take any such action, UFRFI has the right to defend such rights at its own expense.

         No assurance can be given that any existing patent application, or any future patent applications, will be issued or that any patents, if issued, will provide the Company with adequate patent protection with respect to the covered products, their uses, technology or processes. In addition, under its license with UFRFI, the Company is required to meet specified milestone and diligence requirements to retain its license of these patents.

         LICENSE AGREEMENT

         The Company and UFRFI entered into a Patent License Agreement with Research Component (the "1991 License Agreement") in December 1991, as subsequently amended pursuant to which UFRFI granted to the Company a worldwide exclusive license to its rights under certain patents and patent applications relating to polyamine and metal chelator technology invented by Dr. Bergeron. The Company has rights under the 1991 License Agreement to all indications currently under development and, with respect to all patent applications filed for inventions discovered during the term of the Company's sponsored research agreement, the Company obtains rights for all indications and uses for humans and animals. The Company's license is subject to certain diligence milestones related to product development and regulatory applications, product marketing and certain other matters. UFRFI may terminate the 1991 License Agreement if the Company fails to meet certain of these milestones; provided, however, such termination will be limited to a particular compound if the default is related to a particular compound only. UFRFI may terminate the 1991 License Agreement in its entirety if the Company defaults in its payment obligations under the sponsored research agreement.

         Under the 1991 License Agreement, the Company is obligated to pay royalties on sales of products, subject to certain annual minimum royalties and reimbursement of patent costs incurred by the Foundation. These royalties include a royalty on net sales of the Company's products of between five and six percent and a royalty of 28 percent (increasing to 35 percent under certain circumstances) on royalty and license payments made to the Company by its sublicensees. Payments to UFRFI on sales of products by sublicensees may not however, be less than two percent of sublicensee sales. The Company is required to pay a minimum annual royalty of $100,000 on each anniversary date of the 1991 License Agreement, which is credited against royalties and research payments due under the sponsored research agreement.

         Under the 1991 License Agreement, as amended, the Company has issued UFRFI a total of 342,760 shares of Common Stock, which shares are subject to certain limitations on sales under an agreement with the Company. The 1991 License Agreement terminates when the last patent licensed to the Company expires or December 9, 2011, whichever is later.

         RESEARCH AGREEMENT

         The Company and UFRFI also entered into a Corporate Research Agreement (the "Sponsored Research Agreement") in December 1991 (and subsequently amended) which provides that the Company will fund the research and development work of Dr. Bergeron's laboratory through December 1998, at an annual cost (including direct and indirect costs) of $875,000, commencing in January 1997. The Company has made all required payments under the Sponsored Research Agreement to date. Under the Sponsored Research Agreement, any new invention covered by the 1991 Licensed Agreement will be licensed to the Company on the same terms as the 1991 License Agreement without any additional license fees to the Foundation.

         The Company has a close working relationship with Dr. Bergeron at the University of Florida, who is engaged as a consultant to the Company, and
Company management and the scientists at the University of Florida meet regularly to review the progress and direction of the University's efforts under the Sponsored Research Agreement. A total of 15 scientists and technicians at the University of Florida are working on the Company's products under Dr. Bergeron's supervision, five of whom have Ph.D. degrees. By utilizing the significant resources of the University of Florida, including its state-of-the-art equipment, its laboratory facilities for synthesis, analyses, pharmacology, toxicology, IN VITRO and IN VIVO studies, and its clinical and animal facilities, the Company believes that it has accomplished significantly more in the development of its licensed compounds than it would have been able to do on its own, without substantially greater need for capital.

         The Company has incurred costs of research and development totaling approximately $1,865,000, $2,228,000 and $2,417,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company has incurred research and development costs of approximately $9,986,000 for the period from the Company's inception on May 3, 1990 through December 31, 1997.

PATENTS AND PROPRIETARY TECHNOLOGY

         Subject to a nonexclusive statutory license to the United States government, the Company is the exclusive licensee of over 41 issued United States and foreign patents and numerous pending patent applications. The Company is required to meet specified milestone and diligence requirements in order to retain its license to the patents and other proprietary rights licensed from UFRFI. No assurance can be given that the Company will satisfy any of these requirements.

         The Company's success will depend, in part, on the validity and scope of the patents and patent applications licensed from the UFRFI, and on its ability to operate without infringing on the proprietary rights of others. Other parties have filed patent applications, and some patents may have been or may be issued in the therapeutic areas in which the Company is developing products. If any of the Company's proprietary technology in these areas were to conflict with the rights of others, the Company's ability to commercialize products using such technologies could be materially and adversely affected.

         The patent position of pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions. There can be no assurance that the patents licensed from UFRFI will provide substantial protection or commercial benefit to the Company, afford the Company adequate protection from competing products, or not be challenged or declared invalid or that additional related United States or foreign patents will be issued, the occurrence of any of which could have a material adverse effect on the Company's operations. While the United States government could use its rights as licensee of UFRFI's patents to increase the supply of products based on such patents or to reduce the cost of treatment with such products, the Company is unaware of any instance in which federal authorities have exercised such rights in that manner.

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

GOVERNMENT REGULATION

         In the United States, the Company's polyamine analogue and iron chelator products are regulated under the Federal Food, Drug and Cosmetic Act by the FDA's Center for Drug Evaluation and Research. The steps required before a pharmaceutical product may be marketed in the United States include (i) preclinical laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation; (ii) submission to the FDA of an IND, which includes the results of the preclinical studies and, unless the FDA objects, becomes effective 30 days following its filing with the FDA (and which must become effective before human clinical trials may commence); (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug (and which provide data satisfying FDA data integrity standards); (iv) submission of an NDA to the FDA; and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing facility is subject to inspections every two years by the FDA and must comply with the FDA's Good Laboratory Practices and Good Manufacturing Practices.

         In the United States, human clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine the early side-effect profile and the pattern of drug distribution and metabolism. Phase II trials are conducted in groups of patients afflicted with the target disease to provide sufficient data for the statistical proof of efficacy and safety required by federal regulatory agencies. If Phase II evaluations indicate that a product has shown indications of potential effectiveness and has an acceptable benefit-to-risk profile, Phase III trials are undertaken to conclusively demonstrate clinical efficacy and safety within an expanded population at multiple clinical study sites. Sometimes, the FDA requires Phase IV studies to track patients after a product is approved for commercial sale to identify side effects that may occur in a small number of patients.

         In the case of drugs for cancer, AIDS and other life-threatening diseases, the initial human testing is generally done in patients rather than in healthy volunteers. Because these patients are already afflicted with the target disease, these studies may provide results traditionally obtained in Phase II studies. Similarly, Phase II studies may be expanded to provide results generally obtained in Phase III studies (such expanded studies are generally referred to as Phase II/III studies). As a result, subject to obtaining the necessary FDA approvals, the clinical trial process for cancer, AIDS and other life-threatening diseases may be shortened in comparison with the process for non-life-threatening diseases. No assurance can be given, however, that the FDA will grant such approvals.

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

         During the pendency of Phase II/III trials for its products or thereafter, the Company may file for Treatment IND status under provisions of the IND regulations. These regulations apply to products for serious or life-threatening diseases and are intended to facilitate the availability of new products to desperately ill patients after clinical trials have shown evidence of efficacy, but before general marketing approval has been granted by the FDA. Under these regulations, the Company may have an opportunity to recover some of the costs of research, development and manufacture of its products before marketing begins.. However, no assurance can be made that the FDA will grant Treatment IND status to any of the Company's products, even after sufficient clinical data have been obtained, or that the Company will be able to charge for use of such products.

COMPETITION

         The Company has numerous competitors, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than those being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in health care.

         The  Company  is  aware  of  various  products  under   development  or
manufactured by competitors that are used for the prevention, diagnosis or treatment of certain diseases the Company has targeted for product development, some of which use therapeutic approaches that compete with certain of the Company's potential products. For example, the Company believes that Novartis is developing a product which targets SAMDC, one of the two enzymes responsible for the biosynthesis of polyamines in human cells. Novartis is also marketing a natural form of DFO for iron overload dysfunctions ("DesferralR"), and has significantly greater resources than the Company.

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

EMPLOYEES

         As of March 31, 1998, the Company had eight full-time employees and one part-time employee, including one analytical chemist in its quality control laboratory. All of the Company's preclinical and clinical tests are subcontracted and performed at the University of Florida or other collaborative entities. Although the Company has obtained a $1.0 million key person life insurance policy on the life of Stefan Borg, of which the Company is the sole beneficiary, the loss of Mr. Borg's services could nevertheless have a material adverse effect on the Company.

RISK FACTORS

         DEVELOPMENT STAGE COMPANY

         The Company is in the development stage and has realized to date only limited revenues, all of which have been derived from payments from Warner-Lambert and Nippon Kayaku in connection with having achieved identified research milestones with respect to DENSPM. The Company has generated no revenues to date from product sales, and it does not expect to generate revenue from product sales for at least several years. The Company has incurred net losses since commencement of its operations and it expects to continue to incur losses for the foreseeable future. As of December 31, 1997, the Company had an accumulated deficit of $15.5 million. Moreover, there can be no assurance that the Company will successfully complete the transition from a development company to successful operations and/or profitability.

         NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT OR COMMERCIALIZATION

         Since its inception, the Company has devoted its efforts exclusively to the research and development of potential pharmaceutical products based primarily upon its licensed polyamine analogue and metal chelator technologies. While one of these analogues, DEHOP, recently completed Phase II clinical trials, and another analogue, DENSPM, has recently begun Phase II clinical trials, such trials are typically not sufficient to demonstrate the safety or efficacy of these products, requiring substantial further clinical trials to be successfully completed before such products may be approved for commercialization. There can be no assurance that DEHOP or DENSPM, or any other potential product currently in development or developed in the future, will prove to be safe or effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost, or be successfully marketed. See "-- Government Regulation; No Assurance of Regulatory Approval".

         NEED FOR ADDITIONAL FINANCING

         The Company has expended and will continue to expend substantial funds to continue the research and development of its products, conduct preclinical and clinical trials, establish clinical and commercial scale manufacturing in its own facilities or in the facilities of others, and market its products. The amount and timing of such expenditures are subject to a number of factors. Based on its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital needs through the first quarter of 1999, but will not be sufficient to fund the Company's operations to the point of introduction of a commercially successful product. The Company's rights to receive payments from Warner-Lambert and Nippon Kayaku are dependent upon the achievement of certain development and commercialization milestones by Warner-Lambert and Nippon Kayaku, respectively, and are not within the control of the Company. Further, the capability of Warner-Lambert or Nippon Kayaku to achieve such milestones depends upon the availability and/or prioritization of sufficient funding to support necessary testing of DENSPM, the availability of trained and experienced staff for testing and the results of such testing, among other factors. As a result, no assurance can be made that such milestones will be achieved or that such payments will be received by the Company. See "Strategic Alliances".

         The Company will require significant levels of additional capital, which it intends to raise through additional equity or debt financing, additional arrangements with corporate partners, or from other sources. No assurance can be given that the necessary funds will be available for the Company to finance its development on acceptable terms or at all. If adequate funds are not available from operations or additional sources of financing, the Company's business will be materially and adversely affected. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

         Research, preclinical development, clinical trials, and the manufacturing and marketing of therapeutic products under development by the Company are subject to extensive and rigorous regulation by government authorities in the United States and other countries, including, but not limited to, the FDA. In order to obtain approval to commercialize a product, the Company must demonstrate to the satisfaction of the FDA and comparable authorities in other countries that such product is safe and effective for its intended uses and that the Company is capable of manufacturing the product to the applicable standards. In the United States, this requires that the product undergo extensive preclinical testing, that the Company file an IND application with the FDA prior to commencing human clinical trials, and that the Company file an NDA requesting FDA approval for commercial marketing of the product.

         The approval process for the Company's product candidates is likely to take several years and will involve significant expenditures for which additional financing will be required. The cost to the Company of conducting human clinical trials for any potential product can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the extent of development and financial support, if any, from corporate partners. Although Phase I and Phase II clinical trials of DENSPM and DEHOP have been or are presently being conducted, further clinical trials, including large, time-consuming and more costly Phase II and Phase III clinical trials, will be required to demonstrate the safety and efficacy of these compounds. There can be no assurance that the Company will have sufficient resources to complete the required regulatory review process or that the Company could survive the inability to obtain, or delays in obtaining, such approvals. Approvals that may be granted will be subject to continual review, and later discovery of previously unknown problems may result in withdrawal of products from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Further, additional government regulation may be established that could prevent or delay regulatory approval of the Company's products. See "-Government Regulation."

         DEPENDENCE ON EXCLUSIVE LICENSE

         All of the Company's development and commercialization rights for its products are derived from its license agreement with the Foundation. The Company's rights under the license agreement are subject to early termination under certain circumstances, including failure to pay royalties or other material breach by the Company, bankruptcy of the Company or failure by the Company to carry on its business, failure to commence marketing of a licensed product within six months of approval in any specific market, and failure to comply with the terms of the Company's sponsored research agreement with the University of Florida, among others. In the event that the license agreement terminates for any reason, the Company's rights to manufacture and market DEHOP and DENSPM and its other potential products would terminate. See "CLicensed Technology and Sponsored Research."

         LIMITED  PERSONNEL;   RELIANCE  ON  STRATEGIC  ALLIANCES;  RELIANCE  ON
         COLLABORATIVE ARRANGEMENTS FOR RESEARCH AND DEVELOPMENT

         SunPharm has eight full-time employees and one part-time employee and is substantially dependent on third parties, with all of the risks attendant thereto, to conduct research and development, to conduct clinical trials of the Company's potential products, and to manufacture DEHOP, DENSPM and other compounds for such research and development. See "-Licensed Technology and Sponsored Research" and "-Strategic Alliances."

         The Company is dependent on the University of Florida and Dr. Raymond Bergeron, the inventor of the Company's technology, with respect to all research and most of the early preclinical development of its potential products. The Company has no control over the facilities where the research and development work is being performed or over the personnel performing such work. If the University of Florida breaches its obligations under its agreement with the Company, the Company's remedies may be limited by applicable law affecting actions against state agencies.

         The Company benefits significantly from and is dependent on collaborative arrangements with the University of Florida and Dr. Bergeron. Although the Company believes that its relationships with its collaborators are good, there can be no assurance that the Company's relationships with such institutions and individuals will continue. The loss of these relationships would significantly increase the Company's expenses and could have a substantial negative effect on the Company's ability to attain its long-range objectives. In addition, the loss of Dr. Bergeron's services could have a material adverse effect on the Company.

         The Company is dependent on strategic alliances with Warner-Lambert and Nippon Kayaku with respect to the development and commercialization of DENSPM, and expects to rely on future strategic alliances with other pharmaceutical companies with respect to other potential products. Although the Company believes that Warner- Lambert, Nippon Kayaku and any future strategic alliance partners have or will have an economic motivation to develop and commercialize such products, the amount and timing of resources to be devoted to these activities are not within the control of the Company and will be subject to the priorities of such strategic alliance partners in allocating these resources, which may not be consistent with the best interests of the Company. No assurances can be given that the Company's agreements with Warner-Lambert and Nippon Kayaku, or with any other strategic alliances the Company may enter in the future, will result in the successful development or commercialization of DENSPM or other potential products, or that any such agreements will result in any significant revenues, profits or cost savings to the Company. Furthermore, no assurances can be given that the Company will be able to enter into future strategic alliance agreements on favorable terms or at all. In addition, the Company's strategic alliance partners or their affiliates may be pursuing alternative products or technologies which may compete with the Company's products and technologies. See "-Strategic Alliances."

         UNCERTAINTIES AS TO PATENTS AND PROPRIETARY TECHNOLOGIES

         Subject to a nonexclusive statutory license to the United States government, the Company is the exclusive licensee of more than 41 issued United States and foreign patents and numerous pending patent applications. The Company is required to meet specified milestone and diligence requirements in order to retain its license to the patents and other proprietary rights licensed from the Foundation. No assurance can be given that the Company will satisfy any of these requirements.

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

         There has been significant litigation in the biotechnology and pharmaceutical industry regarding patents and other proprietary rights. If the Company became involved in similar litigation regarding its intellectual property rights, the cost of such litigation could be substantial. See "-Patents and Proprietary Technology."

         UNCERTAINTY OF HEALTH CARE REFORM MEASURES AND THIRD PARTY
         REIMBURSEMENT

         The Company's ability to successfully commercialize its products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers and other organizations. While the Company cannot predict whether any future legislative or regulatory proposals to reform the health care system may be adopted, such proposals could have a material adverse effect on the Company's ability to raise capital. Any such reform measures, if adopted, could adversely affect the pricing of therapeutic products in the United States or the amount of reimbursement available from United States governmental agencies or third party insurers and could materially adversely affect the Company in general. Furthermore, the Company's ability to commercialize its potential product portfolio may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's proposed products.

         In both domestic and foreign markets, sales of the Company's proposed products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's proposed products will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of the Company's proposed products are approved for marketing. Adoption of such legislation or regulations could further limit reimbursement for medical products and services. See "Government Regulation."

         PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE

         The testing, marketing and sale of pharmaceutical products entails a risk of product liability claims by consumers and others and such claims may be asserted against the Company. The Company currently maintains $2.0 million of product liability insurance coverage for clinical trials currently underway or expected to commence in 1998. There can be no assurance that the Company will be able to obtain additional insurance at a reasonable cost sufficient to cover all possible liabilities. In the event of a successful product liability suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on the Company. Further, the Company is required to indemnify the University of Florida and its trustees, officers, employees and affiliates against claims resulting from the manufacture or sale of products derived from its polyamine compounds and to have product liability coverage naming the University of Florida as an additional insured for such risks.

         LACK OF MANUFACTURING EXPERIENCE OR FACILITIES

         The Company currently contracts with third parties for the production of compounds in limited quantities for its preclinical and clinical trials and currently does not possess the staff or facilities necessary to manufacture products in commercial quantities. The Company has entered into agreements, however, for the production of clinical-scale quantities of its products by third party contractors which it believes capable of supplying its short-term requirements. There can be no assurance that the polyamine compounds or iron chelators can be manufactured by the Company or its suppliers at a cost or in quantities necessary to make such compounds commercially viable products. The Company also may encounter significant delays in obtaining supplies from third-party manufacturers or experience interruptions in its supplies. If the Company is unable to obtain adequate supplies, its business would be materially adversely affected.

         RELIANCE ON FOUNDER AND INVENTOR

         The Company is highly dependent on Stefan Borg, its founder, President and Chief Executive Officer, and on Dr. Raymond Bergeron, the inventor of the Company's polyamine analogues and metal chelators. See "Employees" and "Research Agreement".

         COMPETITION

         The Company has numerous competitors, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. The competitors may succeed in developing technologies and products that are more effective than those being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in health care.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases its executive offices in Jacksonville, Florida. totaling approximately 2,400 square feet, at a current annual rent of approximately $48,000. The lease expires in September 1998 and is not renewable. In January 1998, the Company signed a lease for approximately 5,000 square feet of office space in Ponte Vedra Beach, Florida, commencing in September 1998 at an annual rent of approximately $110,000. The Company also leases 470 square feet of laboratory space at the Sid Martin Biotechnology Institute for the purpose of analytical testing. The Company's sponsored research at the University of Florida is conducted at laboratory facilities on the University of Florida campus in Gainesville.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a party to claims arising in the ordinary course of business but does not believe that any such claims will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Units, Common Stock and Warrants are traded on the Nasdaq SmallCap Market under the symbols "SUNPU," "SUNP" and "SUNPW," respectively. The following table presents quarterly information on the price ranges of the Units, Common Stock and Warrants. This information indicates the high and low sales price reported by the Nasdaq SmallCap Market for the periods indicated.

                                                 1996                   1997
                                                 ----                   ----
                                          HIGH         LOW        HIGH         LOW
                                          ----         ---        ----         ---
First Quarter
-------------
        Units                          $   8.38    $   7.88    $   5.44    $   4.25
        Common Stock                       7.50        6.38        5.50        3.75
        Warrants                           1.75        1.06        0.84        0.38

Second Quarter
--------------
        Units                          $   8.00    $   7.00    $   4.38    $   2.88
        Common Stock                       7.25        6.38        4.63        2.63
        Warrants                           1.50        0.50        0.44        0.25

Third Quarter
-------------
        Units                          $   6.88    $   6.00    $   3.88    $   3.00
        Common Stock                       6.38        5.38        4.06        2.63
        Warrants                           0.88        0.50        0.41        0.25

Fourth Quarter
--------------
        Units                          $   6.25    $   5.38    $   6.25    $   3.50
        Common Stock                       6.00        4.94        6.25        3.63
        Warrants                           0.88        0.50        0.53        0.13

         At March 20, 1998, the Company's shares of Common Stock and Warrants were held by 122 and 2 holders of record, respectively, and approximately 700 beneficial owners.

         SunPharm is a development-stage company, has not paid a cash dividend to its stockholders, and does not anticipate paying cash dividends in the foreseeable future. The declaration and payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital needs and other factors deemed pertinent by the Board of Directors, including limitations, if any, on the payment of dividends under state law and any then-existing credit agreement.

ITEM 6.  RECENT SALES OF UNREGISTERED SECURITIES

         The Company did not sell any unregistered securities during the fourth quarter of the Company's fiscal year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in May 1990, SunPharm has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting its research and clinical activities at the University of Florida, in conjunction with its Sponsored Research Agreement (see ("Item 1. Description of Business - Licensed Technology and Sponsored Research"). As a consequence of this relationship, the Company believes that its research and development expenditures have been lower than comparable development-stage pharmaceutical companies. The Company has incurred cumulative net losses of $15,503,000 from its inception through December 31, 1997.

         In January and February 1995, the Company completed its initial public offering which resulted in net proceeds to the Company approximately $7,200,000. These proceeds were sufficient to finance the Company's operations through mid-1996, at which time the Company raised $3,095,000 of net proceeds through a private placement financing and exercise of warrants. Also in 1996, the Company recorded a $1,000,000 milestone payment from Warner-Lambert. In March 1997, the Company raised an additional $6,116,500 of net proceeds in a second private placement. At the present time, the Company believes such proceeds will be sufficient to fund its operations through the first quarter of 1999, after which time the Company will require additional financing.

         The Company intends to obtain additional funds for research and development through collaborative arrangements with corporate partners, additional financings and from other sources. The Company expects to incur additional significant operating losses for at least the next several years, principally as a result of its continuing anticipated research and development and clinical trials expenditures.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

         Revenues decreased to $280,000 in 1997 from $1,073,000 in 1996. The Company's 1996 revenues included a $1,000,000 milestone payment under the Warner-Lambert agreement for successful completion of DENSPM Phase I testing, whereas the Company's 1997 revenues consisted solely of interest income on invested cash. Revenues for 1996 increased from $163,000 in 1995 which, as in 1997, consisted solely of interest income on invested cash. The Company expects to receive sublicensing revenues of $500,000 in 1999 from Nippon Kayaku when Phase I trials for DENSPM commence in Japan. An additional milestone payment from Warner-Lambert is also possible during this period.

         The Company reported a net loss in 1997 of $3,906,000, which compares with net losses of $2,837,000 in 1996 and $4,370,000 in 1995. The net loss in 1997 increased by $1,069,000 from 1996 due to decreased revenues, as discussed above, and higher expenses as discussed below. Similarly, 1995's net loss was impacted by lower revenues and significantly higher general and administrative expenses, as discussed below.

         The Company's research and development expenses increased 8% from $2,228,000 in 1996 to $2,417,000 in

1997. These expenses consist principally of expenditures for research and development conducted by Dr. Bergeron at the University of Florida for compound screening, toxicology and other tests, expenses related to human clinical trials, license payments to the University of Florida, and salaries and benefits for the Company's employees who are engaged in research and development activities. The higher expenses in 1997, as compared with 1996, were due to increased preclinical studies and testing, increased sponsored research payments made to the University of Florida, expenses associated with an expanding patent portfolio, and expenses associated with establishment of a quality control laboratory. Research and development expenses for 1996 remained relatively unchanged from 1995. The Company expects its research and development expenses to increase during 1998 and 1999, reflecting anticipated increases in the funding of research activities, preclinical studies and human clinical trials, and in anticipation of adding regulatory personnel to its management team.

         General and administrative expenses increased 26% in 1997 to $1,769,000. Contributing significantly to this increase were salaries, benefits and personnel recruiting expenses associated with the addition of three management positions, beginning in September 1996. The Company also incurred generally higher costs in 1997 for investor relations and for costs associated with being a public company. In 1996, these expenses were sharply lower than in 1995, which included amortization of $775,000 of issuance costs, $600,000 of which was non-cash, incurred in connection with the 1994 issuance of 10% Convertible Secured Notes, as well as legal fees incurred in connection with the Company's litigation with Dean L. Rider, M.D., which settled in June 1996. The Company expects its general and administrative expenses to increase during 1998 and 1999, primarily with the anticipated growth of its marketing function and associated administrative support.
         In 1996, the Company incurred royalty expenses of $280,000, representing 28% of the $1,000,000 milestone payment from Warner-Lambert payable to UFRFI.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through collaborative research and sublicense agreements with its strategic alliance partners and the issuance of debt and equity securities. Through December 31, 1997, the Company had received $2,885,000 of cumulative sponsored research and sublicensing revenues and approximately $19,687,000 in consideration of the issuance of debt and equity securities.

         On January 12, 1995, the Company completed an initial public offering (the "IPO") of 1,100,000 units ("Unit") at $7.00 per Unit. Each Unit consisted of one share of the Company's Common Stock and one Redeemable Common Stock Purchase Warrant ("Warrant"), which entitled the holder to purchase one share of Common Stock at $8.75 per share. The Warrants, which were due to expire on January 12, 1998, three years after issuance, were extended to April 13, 1998. Additionally, on February 16, 1995, a representative of Royce Investments, Underwriters in the IPO, (the "Representative") exercised an option to purchase an additional 165,000 Units at $7.00 per Unit. Proceeds from the IPO were approximately $7,200,000 of cash, net of underwriting and other costs of $1,655,000. Of such net proceeds, the Company used approximately $1,793,000 to repay its outstanding indebtedness (including accrued interest and certain fees).

         During the year ended December 31, 1996, the Company completed the private placement of 537,623 units (the "1996 Units") pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for $5.50 per unit. Each

1996 unit consisted of one share of the Company's Common Stock and one redeemable Common Stock Purchase Warrant. The warrants included in the 1996 Units expire four years from the date of issuance and have exercise prices of $5.50 per share until the first anniversary date, $6.50 per share until the second anniversary date, and $7.50 per share thereafter. Additionally, the warrants included in the 1996 Units are subject to redemption by the Company at $0.01 per warrant, provided the Company's Common Stock closes at a price of $8.50, $9.50 or $10.50 per share for 20 consecutive days during the second, third or fourth years, respectively, of the term of the warrant. Proceeds from the private placement were approximately $2,636,000, net of placement agent and other costs of approximately $321,000.

         Also during 1996, the Company offered certain of its existing warrant holders a 30% reduction in their applicable exercise price if they exercised their warrants prior to December 31, 1996. Additionally, for each four warrants exercised, participants were issued a warrant identical to the warrants issued in the private placement. As a result of this warrant exchange offer, 236,721 outstanding warrants were exercised in exchange for 236,721 shares of Common Stock and 59,178 new warrants. The Company received proceeds from the warrant exchange of approximately $459,000, net of offering costs of approximately $34,000.

         On March 28, 1997, the Company sold 1,828,286 units (the "1997 Units"), each consisting of one share of the Company's Common Stock and one redeemable Common Stock Purchase Warrant (the "1997 Warrants") for $3.50 per Unit. The Warrants included in the 1997 Units expire five years from the date of issuance. In case of a "cashless exercise," the 1997 Warrant exercise price is $4.00 per share plus forty percent of the difference between the current trading price of the Company's common stock and $4.00; in all other cases, the 1997 Warrant exercise price is $4.00 per share plus thirty percent of the difference between the current trading price of the Company's common stock and $4.00. The Warrants are subject to redemption at the exercise price by the Company, provided the Company's common stock closes at a price of $16.00, $20.00, $24.00, or $28.00 per share for twenty consecutive days during the second, third, fourth or fifth years, respectively, of the term of the 1997 Warrant. Proceeds from the private placement were $6,116,500, net of placement agent and other offering costs of $282,500. During the nine months ended December 31, 1997, the Company sold an additional 120,000 1997 Units and received proceeds of $378,000, net of placement costs of $42,000.

         On March 28, 1997, the Company, subject to exercise by an investor of a warrant amendment agreement, amended the terms of the warrants issued in the private placement of 537,623 units and in the warrant exchange resulting in 59,178 new warrants, to provide that (i) the warrant exercise price was reduced to $3.00 per share, (ii) the price of common stock of the Company at which the Company can exercise the call feature was increased, (iii) the warrant expiration date was extended to March 31, 2001, and (iv) the Company would use reasonable best efforts to register the resale of shares by June 30, 1997.
         During the year ended December 31, 1997, net cash used in operating activities was $4,062,228, as compared with $2,604,413 during the prior year. The higher usage of cash by the Company in 1997 was due to the larger net loss and a reduction of accrued liabilities. The Company had net working capital of approximately $4,045,000 at December 31, 1997, but will require substantial funds to continue preclinical testing and clinical trials of its potential products. The Company believes, therefore, that its currently available cash will satisfy its operating needs through mid the first quarter of 1999.

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

         The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company had net operating loss ("NOL") and tax credit carryforwards for income tax purposes of approximately $13,327,000 and $464,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carryforwards begin to expire in 2008. The Tax Reform Act of 1986 provides for an annual limitation on the use of NOL and credit carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. The Company has made no determination concerning whether there has been such a cumulative change in ownership. It is possible that such a change in ownership occurred following the completion of the Company's IPO, subsequent private placements, and subsequent exercise of warrants. Accordingly, the Company's ability to utilize the aforementioned carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

ITEM 8.  FINANCIAL STATEMENTS.

         The  financial  statements  and  supplementary   financial  information
required to be filed under this Item are presented on pages F-1 through F-19 of this Annual Report on Form 10-KSB, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 23, 1996, the Company filed a report on Form 8-K disclosing a change in independent accountants from Arthur Andersen LLP to Deloitte & Touche LLP.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors," "Executive Compensation" and "Compliance with Section 16(a)" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors-Compensation of Directors" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Certain Relationships and Related Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits


       Exhibit
         No.                           Description
       -------                         -----------

         3.1  --    Certificate of  Incorporation  (incorporated by reference to
                    Exhibit 3.1 to the Company's

       Exhibit
         No.                          Description
       -------                        -----------

                    Registration Statement on Form SB-2) (Registration No. 33-85416-A)(the "Registration Statement")).

          3.2  --   Bylaws  (incorporated  by  reference  to Exhibit  3.2 to the
                    Company's Registration Statement).

          4.1  --   Specimen Common Stock Certificate (incorporated by reference
                    to  Exhibit  4.1  to  Amendment   No.  2  to  the  Company's
                    Registration Statement).

          4.2  --   Revised  Form of Warrant  Agreement  relating to  Redeemable
                    Common Stock Purchase Warrants (incorporated by reference to
                    Exhibit 4.2 to Amendment No.3 to the Company's  Registration
                    Statement).

          4.4  --   Investment   Agreement  between  the  Company  and  SunPharm
                    Investors,  L.P.,  Quarterly  Report on Form  10-QSB for the
                    fiscal  quarter  ended  June 30,  1997 (the  "June 1997 Form
                    10-QSB")  dated January 11, 1993,  relating to the Company's
                    9.5%  Extendable   Notes  and  Warrants   (incorporated   by
                    reference  to  Exhibit  4.4  to the  Company's  Registration
                    Statement).

          4.5  --   Revised  form  of  Unit  Purchase  Option  issued  to  Royce
                    Investment Group, Inc. (incorporated by reference to Exhibit
                    4.5  to  Amendment  No.  3  to  the  Company's  Registration
                    Statement).

          4.6  --   Unit Purchase  Agreement  dated March 28, 1997,  between the
                    Company and several purchasers name therein (incorporated by reference to Exhibit 4.1 to the Company Quarterly Report on Form 10-QSB for fiscal quarter ended March 30, 1997 (the
                    "March 1997 Form 10-QSB")).

          4.7  --   Warrant Agreement dated March 28, 1997,  between the Company
                    and  several  purchasers  named  therein   (incorporated  by
                    reference  to Exhibit 4.2 to the  Company's  March 1997 Form
                    10-QSB).

         10.1  --   Patent  License   Agreement  between  the  Company  and  the
                    University  of  Florida  Research  Foundation,   Inc.  dated
                    December 9, 1991, as amended by the First Amendment thereto dated December 30, 1992 and the Second Amendment dated March
                    26, 1993 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement).

         10.2  --   Corporate  Research  Agreement  between  the Company and the
                    University of Florida Research Foundation,  Inc. dated April
                    30, 1993,  as amended by the First  Amendment  dated May 16,
                    1994 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement).

     Exhibit
        No.                        Description
      -------                      -----------

         10.3  --   Sublicense  Agreement between the Company and Warner-Lambert
                    Company  dated May 1, 1993  (incorporated  by  reference  to
                    Exhibit 10.3 to the Company's Registration Statement).

         10.4  --   Exclusive  Sublicense  Agreement  between  the  Company  and
                    Nippon   Kayaku   Co.,   Ltd.   dated   February   28,  1994
                    (incorporated  by reference to Exhibit 10.4 to the Company's
                    Registration Statement).

         10.5  --   Amended and restated 1994 Stock Option Plan (incorporated by reference to Exhibit 10. 1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1997
                    (the "June 1997 Form 10-QSB")).

         10.6  --   Employment Agreement between the Corporation and Stefan Borg dated April 1, 1993  (incorporated  by  reference to Exhibit
                    10.6 to the Company's Registration Statement).

         10.7  --   Stock  Appreciation  Rights Agreement between the Registrant and Craig Siegler dated August 1,

                    1994 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement).

         10.8  --   Stock  Purchase  Warrant  between the  Registrant  and Craig
                    Siegler dated August 18, 1994  (incorporated by reference to
                    Exhibit 10.8 to the Company's Registration Statement).

         10.9  --   Consulting  Agreement between the Company and Dr. Raymond J.
                    Bergeron dated December 9, 1991, as amended by letters dated
                    April 2, 1993 and April 29, 1994 (incorporated by reference to Exhibit 10. 9 to the Company's Registration Statement).

        10.10  --   Form  of  Bridge  Warrant   Certificate   (incorporated   by
                    reference  to Exhibit  10.10 to the  Company's  Registration
                    Statement).

        10.11  --   Form  of   Subscription   Agreement  for  Bridge   Financing
                    (incorporated by reference to Exhibit 10.13 to the Company's
                    Registration Statement).

        10.12  --   Second Amended and Restated  Registration  Rights  Agreement
                    (incorporated by reference to Exhibit 10.14 to the Company's
                    Registration Statement).

        10.13  --   Agency Agreement between the Registrant and Royce Investment
                    Group, Inc. dated August 12, 1994 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement).

        10.14  --   First Amendment to Second Amended and Restated  Registration
                    Rights Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement).

        10.15  --   Third  Amendment  to Patent  License  Agreement  between the
                    Company and the University of Florida  Research  Foundation,
                    Inc.   (incorporated   by  reference  to  Exhibit  10.17  to
                    Amendment No. 1 to the Company's Registration Statement).

        10.16  --   License  Agreement between the Company and the University of
                    Florida  Research  Foundation,  Inc.  dated October 23, 1995
                    (incorporated by reference to Exhibit 10.16 to the Company's
                    Annual Report on Form 10-KSB for the year ended December 31,
                    1995).

     Exhibit
        No.                        Description
      -------                      -----------

        10.17  --   SunPharm  Corporation  Amended and Restated 1995 Nonemployee
                    Directors'  Stock Option Plan  (incorporated by reference to
                    Exhibit 10.2 to the Company's June 1997 Form 10-QSB).

        10.18  --   Form   of   Redeemable   Common   Stock   Purchase   Warrant
                    (incorporated  by reference to Exhibit 4.2 to the  Company's
                    Quarterly  Report  on  Form  10-QSB  for the  quarter  ended
                    September 30, 1996 (the "September 1996 Form 10-QSB")).

        10.19  --   Form of  Subscription  Agreement  relating  to 1996  Private
                    Placement of Units consisting of Common Stock and Redeemable
                    Common Stock Purchase Warrants (incorporated by reference to
                    Exhibit 4.1 to the Company's ( "September 1996 Form 10-QSB).

        10.20  --   Fourth  Amendment to Patent  License  Agreement  between the
                    Company and the University of Florida  Research  Foundation,
                    Inc. effective September 9, 1996. *

        10.21  --   Lock-up  Agreement  between  University of Florida  Research
                    Foundation, Inc. and members of Board of Directors of Company effective is December 31, 1996. *

        10.22  --   Fifth  Amendment  to Patent  License  Agreement  between the
                    Company and the University of Florida  Research  Foundation,
                    Inc. dated December 26, 1997. *

        11.1   --   Statement regarding computation of loss per share. *

        16.1   --   Letter  from  Arthur   Andersen  LLP  regarding   change  in
                    accountants (incorporated by reference to Exhibit attached to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 23, 1996).

        27.1   --   Financial Data Schedule. *


* Filed herewith.

          (b)       Reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Issuert caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUNPHARM CORPORATION


                                By:  /s/ STEFAN BORG
                                      ------------------------------------------
                                         Stefan Borg
                                         President and Chief Executive Officer

                                Date:    MARCH 30 , 1998
                                      ------------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


Date:  March 30, 1998                 /s/ STEFAN BORG
                                      ------------------------------------------
                                          Stefan Borg,
                                          President and
                                          Chief Executive Officer
                                         (Principal Executive Officer)


Date:  March 30, 1998                 /s/ PAUL M. HERRON
                                      ------------------------------------------
                                          Paul M. Herron,
                                          Vice President and
                                          Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)

Date:  March 30, 1998                 /s/ PHILIP R. TRACY
                                      ------------------------------------------
                                          Philip R. Tracy,
                                          Chairman of the Board of Directors

Date:  March 30, 1998                 /s/ CHARLES L. DIMMLER, III
                                      ------------------------------------------
                                          Charles L. Dimmler, III,
                                          Director

Date:  March 30, 1998                 /s/ JERRY  T. JACKSON
                                      ------------------------------------------
                                          Jerry T. Jackson,
                                          Director

Date:  March 30, 1998                 /s/
                                      ------------------------------------------
                                          Robert S.  Janicki,
                                          Director

Date:  March 30, 1998
                                      /s/ NORMAN LIPOFF
                                      ------------------------------------------
                                          Norman Lipoff,
                                          Director

Date:  March 30, 1998                 /s/ JAY MOORIN
                                      ------------------------------------------
                                          Jay Moorin,
                                          Director

Date:  March 30, 1998                 /s/ JACQUES F. REJEANGE
                                      ------------------------------------------
                                          Jacques F.  Rejeange,
                                          Director

Date:  March 30, 1998                 /s/ ROBERT A. SCHOELLHORN
                                      ------------------------------------------
                                          Robert A.  Schoellhorn, Director

Date:  March 30, 1998                 /s/ GEORGE B. SCHWARTZ
                                      ------------------------------------------
                                          George B.  Schwartz, Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of SunPharm Corporation:

We have audited the accompanying balance sheets of SunPharm Corporation (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from May 3, 1990 (date of incorporation) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the period May 3, 1990 (date of incorporation) through December 31, 1994 were audited by other auditors whose report, dated April 3, 1995, expressed an unqualified opinion on those statements. The financial statements for the period May 3, 1990 (date of incorporation) through December 31, 1994 reflect total revenues and net loss of $1,885,000 and $4,390,367, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of SunPharm as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the two years then ended, and for the period from May 3, 1990 (date of incorporation) to December 31, 1997, in conformity with generally accepted accounting principles.

The Company is in the development stage at December 31, 1997. As discussed in
Note 1 to the financial statements, successful completion of the Company's development program and ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of sales adequate to support the Company's cost structure.



DELOITTE & TOUCHE LLP
Jacksonville, Florida
February 27, 1998

SUNPHARM CORPORATION
(A Development Stage Company)

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

---------------------------------------------------------------------------------------------

                                                                     1997            1996
ASSETS

CURRENT ASSETS:
  Cash                                                           $    356,969    $    341,145
  Investments                                                       4,268,566       1,795,312
  Sublicensing fee receivable                                              --         500,000
  Prepaid expenses and other assets                                   206,024         112,066
                                                                 ------------    ------------

          Total current assets                                      4,831,559       2,748,523

RECEIVABLE FROM STOCKHOLDER                                           106,611          10,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $10,322 and $7,110                                   30,319           9,187

OTHER ASSETS                                                            3,250           3,250
                                                                 ------------    ------------

TOTAL ASSETS                                                     $  4,971,739    $  2,770,960
                                                                 ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $    399,996    $    323,451
  Accrued liabilities                                                 231,754         869,245
  Note payable                                                        155,271         112,201
                                                                 ------------    ------------

          Total current liabilities                                   787,021       1,304,897

COMMITMENTS AND CONTINGENCIES
  (Notes 3, 5, 6, 8 and 10)

STOCKHOLDERS' EQUITY:
  Undesignated serial preferred stock, $.001 par value,
    2,500,000 shares authorized, none issued and outstanding               --              --
  Common stock, $.0001 par value, 25,000,000 shares
    authorized, 5,737,828 and 3,708,879 issued and outstanding            574             371
  Additional paid-in capital                                       19,687,198      13,062,321
  Deficit accumulated during development stage                    (15,503,054)    (11,596,629)
                                                                 ------------    ------------

          Total stockholders' equity                                4,184,718       1,466,063
                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  4,971,739    $  2,770,960
                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

SUNPHARM CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

                                                                PERIOD FROM
                                                                MAY 3, 1990
                                                                 (DATE OF
                                                               INCORPORATION)
                                       YEARS ENDED                   TO
                                       DECEMBER 31,             DECEMBER 31,
                               ----------------------------    ------------
                                   1997            1996             1997

SPONSORED RESEARCH/
  SUBLICENSING REVENUES                  --    $  1,000,000    $  2,885,000

INTEREST INCOME                $    280,045          72,605         515,307
                               ------------    ------------    ------------
          Total revenues            280,045       1,072,605       3,400,307
                               ------------    ------------    ------------

EXPENSES:
  Research and development        2,417,209       2,227,716       9,986,240
  General and administrative      1,769,261       1,401,498       8,427,121
  Royalty                                --         280,000         490,000
                               ------------    ------------    ------------

          Total expenses          4,186,470       3,909,214      18,903,361
                               ------------    ------------    ------------

NET LOSS                       $ (3,906,425)   $ (2,836,609)   $(15,503,054)
                               ============    ============    ============

LOSS PER SHARE: BASIC          $      (0.75)   $      (0.92)
                               ============    ============

SHARES USED IN COMPUTING
  LOSS PER SHARE                  5,214,733       3,085,093
                               ============    ============


The accompanying notes are an integral part of these financial statements.

SUNPHARM CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------

                                                                                REDEEMABLE CONVERTIBLE
                                                                                    PREFERRED STOCK
                                                                -------------------------------------------------------
                                                                         SERIES A                       SERIES B
                                                                --------------------------         --------------------
                                                                     SHARES         AMOUNT         SHARES       AMOUNT
  Issuance of common stock for services,
    October 1991 ($.0064 per share)
  Issuance of common stock for license agreement rights,
    December 1991 ($.0064 per share)
  Issuance of common stock for cash, December 1991
    ($.0064 per share)
                                                                     --------      --------        -------    ---------

BALANCE, DECEMBER 31, 1991
  Issuance of Series A for cash, February through
    November 1991 ($1.67 per share)                                   307,500      $513,525
  Issuance of Series B for cash, October through
    December 1992 ($5.00 per share)                                                                 32,500    $ 162,500
  Issuance of common stock for services, October 1992
    ($.32 per share)
  Issuance of Series B for services, December 1992
    ($5.00 per share)                                                                                5,000       25,000
  Net loss
                                                                     --------      --------        -------    ---------

BALANCE, DECEMBER 31, 1992                                            307,500       513,525         37,500      187,500
  Issuance of Series B for cash, April through June 1993
    ($5.00 per share)                                                                               57,500      287,500
  Issuance of Series B for services, June 1993
    ($5.00 per share)                                                                                1,500        7,500
  Issuance of common stock for services, March 1993
    ($.32 per share)
  Issuance of common stock for cash, December 1993
    ($.32 per share)
  Net loss
                                                                     --------      --------        -------    ---------

BALANCE, DECEMBER 31, 1993                                            307,500       513,525         96,500      482,500
  Deferred compensation
  Amortization of deferred compensation
  Exercise of stock options, September 1994 ($.32 per share)
  Issuance of warrants to purchase common stock in
    connection with the Bridge notes ($2.63 per share)
  Net loss
                                                                     --------      --------        -------    ---------

BALANCE, DECEMBER 31, 1994                                            307,500       513,525         96,500      482,500
  Compensation expense
  Conversion of preferred stock to common stock                      (307,500)     (513,525)       (96,500)    (482,500)
  Initial public offering
  Net loss

                                                                     --------      --------        -------    ---------
BALANCE, DECEMBER 31, 1995                                                  -             -              -            -
  Exercise of warrants
  Issuance of common stock
  Issuance of common stock for settlement of litigation
  Net loss
                                                                     --------      --------        -------    ---------

BALANCE, DECEMBER 31, 1996                                                         $                          $
                                                                     ========      ========        =======    =========

The accompanying notes are an integral part of these financial statements.

                                                                     DEFICIT
                                                                   ACCUMULATED
          COMMON STOCK          ADDITIONAL        DEFERRED            DURING
      ---------------------      PAID-IN          DEFERRED         DEVELOPMENT
        SHARES     AMOUNT        CAPITAL        COMPENSATION          STAGE
        ------     ------        -------        ------------          -----

        467,400    $  47      $      2,953

        311,600       31             1,969

        148,010       15               935
      ---------    -----      ------------       ----------        ------------

        927,010       93             5,857





          3,895                      1,250


                                                                   $   (998,004)
      ---------    -----      ------------       ----------        ------------
        930,905       93             7,107                             (998,004)





         31,160        3             9,997

         15,580        2             4,998
                                                                     (1,233,352)
      ---------    -----      ------------       ----------        ------------
        977,645       98            22,102                           (2,231,356)
                                   818,308       $ (818,308)
                                                    818,308
          7,790        1             2,499

                                   600,000
                                                                     (2,159,011)
      ---------    -----      ------------       ----------        ------------
        985,435       99         1,442,909                           (4,390,367)
                                    28,188
        634,100       63           995,962
      1,265,000      126         7,175,375
                                                                     (4,369,653)
      ---------    -----      ------------       ----------        ------------
      2,884,535      288         9,642,434                           (8,760,020)
        236,721       24           458,697
        537,623       54         2,636,195
         50,000        5           324,995
                                                                     (2,836,609)
      ---------    -----      ------------       ----------        ------------
      3,708,879    $ 371      $ 13,062,321       $        -        $(11,596,629)
      =========    =====      ============       ==========        ============

SUNPHARM CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

------------------------------------------------------------------------------------------------------------------------
                                                                                REDEEMABLE CONVERTIBLE
                                                                                    PREFERRED STOCK
                                                                   -----------------------------------------------------
                                                                          SERIES A                        SERIES B
                                                                   -----------------------         ---------------------
                                                                     SHARES         AMOUNT         SHARES       AMOUNT


BALANCE, DECEMBER 31, 1996
  Exercise of stock options
  Issuance of common stock
  Issuance of warrants for service
  Net loss
                                                                     --------      --------        -------      -------
BALANCE, DECEMBER 31, 1997                                                         $                            $
                                                                     ========      ========        =======      =======

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                                     DEFICIT
                                                                   ACCUMULATED
          COMMON STOCK          ADDITIONAL        DEFERRED            DURING
      ---------------------      PAID-IN          DEFERRED         DEVELOPMENT
        SHARES     AMOUNT        CAPITAL        COMPENSATION          STAGE
        ------     ------        -------        ------------          -----

      3,708,879    $ 371      $ 13,062,321                       $ (11,596,629)
         75,663        8            15,802
      1,953,286      195         6,519,055
                                    90,020
                                                                    (3,906,425)
      ---------    -----      ------------     -------           -------------

      5,737,828    $ 574      $ 19,687,198     $     -           $ (15,503,054)
      =========    =====      ============     =======           =============

SUNPHARM CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                                          PERIOD FROM
                                                                                                          MAY 3, 1990
                                                                                                           (DATE OF
                                                                                                         INCORPORATION)
                                                                              YEARS ENDED                      TO
                                                                              DECEMBER 31,                DECEMBER 31,
                                                                    -----------------------------        --------------
                                                                         1997             1996                 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (3,906,425)    $ (2,836,609)       $ (15,503,054)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                        5,692            1,800               77,398
      Issuance of warrants for services                                   90,020                               133,770
      Compensation expense related to options, warrants
        and stock appreciation rights                                                                          865,246
      Amortization of deferred offering costs incurred in
        connection with issuance of Bridge Notes                                                               775,000
      Write-off of patents                                                                                      70,120
      (Increase) decrease in receivable from stockholder                 (96,611)           3,114             (106,611)
      (Decrease) increase in prepaid expenses
       and other assets                                                  406,042         (452,209)            (207,665)
      Increase (decrease) in accounts payable                             76,545          (37,271)             399,996
      (Decrease) increase in accrued liabilities                        (637,491)         716,762              238,004
      Increase in accrued legal fees                                                                           300,000
                                                                    ------------     ------------        -------------
          Total adjustments                                             (155,803)         232,196            2,545,258
                                                                    ------------     ------------        -------------

          Net cash used in operating activities                       (4,062,228)      (2,604,413)         (12,957,796)
                                                                    ------------     ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                (12,815,678)      (1,795,312)         (17,935,052)
  Sales and maturities of short-term investments                      10,342,424        1,290,464           13,666,486
  Purchases of property and equipment                                    (26,824)                              (44,022)
  Payment of patent costs                                                                                      (67,424)
                                                                    ------------     ------------        -------------

          Net cash used in investing activities                       (2,500,078)        (504,848)          (4,380,012)
                                                                    ------------     ------------        -------------

                                                                                                          (Continued)

SUNPHARM CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

------------------------------------------------------------------------------------------------
                                                                                    PERIOD FROM
                                                                                    MAY 3, 1990
                                                                                     (DATE OF
                                                                                   INCORPORATION)
                                                              YEARS ENDED               TO
                                                              DECEMBER 31,         DECEMBER 31,
                                                      --------------------------   --------------
                                                          1997           1996           1997

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (repayments) of notes payable              $    43,070    $    24,367   $    55,271
  Increase in deferred offering costs                                                  597,348
  Issuance of Series A redeemable convertible
    preferred stock                                                                    513,525
  Issuance of Series B redeemable convertible
    preferred stock                                                                    450,000
  Issuance of common stock                              6,535,060      3,094,970    17,273,329
  Proceeds from payable to stockholders                                                542,500
  Repayment of payable to stockholders                                                (542,500)
                                                      -----------    -----------   -----------

          Net cash provided by financing activities     6,578,130      3,119,337    17,694,777
                                                      -----------    -----------   -----------

NET CHANGE IN CASH                                         15,824         10,076       356,969

CASH AT BEGINNING OF PERIOD                               341,145        331,069            --
                                                      -----------    -----------   -----------

CASH AT END OF PERIOD                                 $   356,969    $   341,145   $   356,969
                                                      ===========    ===========   ===========

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                              $     2,512    $     3,030   $   167,452
                                                      ===========    ===========   ===========

The accompanying notes are an integral part of these financial statements.       (Concluded)

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------


1.    ORGANIZATION

      SunPharm Corporation ("SunPharm" or the "Company"), formerly LexiGen, Incorporated, was incorporated in the State of Delaware on May 3, 1990, issued shares of its common stock in 1991, and commenced operations in February 1992. The Company was formed to develop and commercialize unique and proprietary polyamine analogs with antiproliferative and other therapeutic uses.

      The Company is a development stage company which has devoted substantially all of its efforts to research and product development and has not yet generated any revenues from the sale of products. At this time, there can be no assurance of future revenues. In addition, the Company expects to continue to incur losses for the foreseeable future, and there can be no assurance that the Company will successfully complete the transition from a development stage company to successful operations. The research and development activities in which the Company is engaged involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, the reliance on collaborative arrangements for research and contractual agreements with corporate partners, the Company's dependence on its exclusive license agreement with the University of Florida, the ability to attract and retain key personnel and consultants, including its founder, and the ability to develop manufacturing, sales and marketing expertise. Additional factors include uncertainties as to patents and proprietary technologies, technological change and risk of obsolescence, development of the product, competition, government regulations and regulatory approval, the uncertainty of health care reform and product liability exposure.

      In order to continue its research and product development activities as planned, the Company has raised equity through an initial public offering ("IPO") and various private placements of the Company's common stock and Series A and Series B redeemable convertible preferred stocks. Such offerings through December 31, 1997 have resulted in net proceeds of approximately $18,237,000. The Company intends to obtain additional funds for research and development through collaborative arrangements with corporate partners, additional financings, and from other sources; however, there can be no assurance that the Company will be able to obtain necessary financing when required or what the terms of any financing, if obtained, might be. Accordingly, there can be no assurance of the Company's future success.

      Presently, the Company is exploring a number of financing alternatives which would generate cash resources through a private sale of equity in the Company. There can be no assurance that a transaction will be completed or, if completed, there can be no assurance as to the terms or amount of such transaction.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------


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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The financial statements are presented in accordance with generally accepted accounting principles, which require management to make estimates that affect the reported amounts and contingency disclosures in the financial statements. Actual results could differ from these estimates.

      PATENT COSTS - The Company reimburses the University of Florida Research Foundation, Inc. ("UFRFI"), for direct expenses related to the Company's licensed patents. Patent costs consist of legal fees and other direct costs incurred in filing, prosecuting and maintaining the licensed patents. These costs are charged directly to research and development expense.

      RESEARCH AND DEVELOPMENT - Sponsored research payments are recognized as revenue when the research underlying such payments has been performed. Research and development expenses are charged to operations as incurred. Research and development expenses principally include, among other things, consulting fees and cost reimbursements to UFRFI, preclinical and clinical testing of compounds under investigation and salaries and benefits of employees engaged in research and development activities.

      EQUIPMENT - Office and laboratory equipment is carried at cost less accumulated depreciation, which is computed on a straight-line basis over the estimated useful lives of the related assets. The useful lives generally fall between 5 and 10 years.

      EARNINGS PER SHARE - During the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share" (SFAS 128). This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. Since the Company has experienced losses since inception, there is no dilutive effect of any of its common stock equivalents. Accordingly, only basic EPS is shown.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------

      STOCK OPTIONS, WARRANTS AND SARS - Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS
      123). SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 has been applied.

      NEW ACCOUNTING STANDARDS - In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Additionally, SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
      (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management has not determined the effect of this statement on its financial statement disclosure.

      RECLASSIFICATIONS - Certain reclassifications have been made in the 1996 and period from May 3, 1990 (Date of Incorporation) to December 31, 1996 financial statements to conform to the classifications used in the 1997 financial statements.

3.    INITIAL PUBLIC OFFERING AND SUBSEQUENT SECURITIES OFFERING

      On January 12, 1995, the Company completed an IPO of 1,100,000 units ("Unit") at $7.00 per Unit. Each Unit consisted of one share of the Company's common stock and one Redeemable Common Stock Purchase Warrant ("IPO Warrant"), which entitled the holder to purchase one share of common stock at $8.75 per share until expiration on April 13, 1998, as extended from the original expiration of January 12, 1998. The IPO Warrants have been subject to redemption by the Company commencing January 1996 at $.05 per Warrant, providing the closing bid price of the Company's common stock exceeds $12.25 per share for 20 consecutive trading days ending within five days of the notice of redemption. Additionally, on February 16, 1995, the underwriter of the offering (the "Representative") exercised an option to purchase an additional 165,000 Units at $7.00 per Unit (Representative's over-allotment option).

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------


      Proceeds from the Company's IPO were approximately $7,200,000 of cash, net of underwriting costs and other offering costs of $1,655,000. Of such net proceeds, approximately $1,793,000 were used to repay the outstanding indebtedness (including accrued interest and certain fees) of the Company. In addition, other expenses which were paid included approximately $310,000 for human clinical trials of DEHOP and DENSPM, $150,000 for research and development of other potential products, $240,000 for general corporate expenses, and approximately $210,000 to pay royalties to UFRFI.

      In connection with the IPO, the Company sold to the Representative, for nominal consideration, a unit purchase option to purchase up to 110,000 Units substantially identical to the Units sold in the offering in all respects, except that each warrant included in the unit purchase option entitled the holder to purchase one share of common stock at $11.375 per share. The unit purchase option will be exercisable during the four-year period commencing January 12, 1996, at an exercise price of $11.20 per Unit.

      Also, during the five-year period from the date of the offering, in the event the Representative originates a financing or a merger, acquisition, joint venture, strategic alliance introduction or other similar transaction to which the Company is a party, the Representative would be entitled to a finder's fee in consideration of the origination of the transaction. The fee is based upon a percentage of the consideration paid in the transaction or, in the case of an introduction to a customer, a five-year royalty on sales. In both instances, the consideration would consist of 5% of the first $1,000,000, 4% of the next $1,000,000, and 3% of any amount in excess of $2,000,000.

      During the year ended December 31, 1996, the Company completed a private placement of 537,623 units pursuant to Regulation D of the Securities Act of 1933 for $5.50 per Unit. Each unit consists of one share of the Company's common stock and one redeemable Common Stock Purchase Warrant ("1996 Warrant"). The 1996 Warrants included in these units expire four years from the date of issuance and have exercise prices of $5.50 per share until the anniversary date, $6.50 per share until the second anniversary date, and $7.50 per share thereafter. The 1996 Warrants are subject to redemption by the Company at $.01` per 1996 Warrant, provided the Company's common stock closes at a price of $8.50, $9.50 or $10.50 per share for twenty consecutive days during the second, third or fourth years, respectively, of the term of the 1996 Warrant.

      Proceeds from the private placement as well as proceeds from the warrant exchange discussed in Note 8 were approximately $3,095,000 in cash, net of placement agent and other offering costs of approximately $355,000.

      During the year ended December 31, 1997, the Company sold 1,948,286 units, each consisting of one share of the Company's common stock and one redeemable Common Stock Purchase Warrant ("1997 Warrant") for $3.50 per unit. The 1997 Warrants included in the units expire five years from the date of issuance. In case of a "cashless exercise," the 1997 Warrant exercise price is $4.00 per share plus forty percent of the difference between the current trading price of the Company's common stock and

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------

      $4.00, in all other cases, the 1997 Warrant exercise price is $4.00 per share plus thirty percent of the difference between the current trading price of the Company's common stock and $4.00. The 1997 Warrants are subject to redemption by the Company at the exercise price, provided the Company's common stock closes at a price of $16.00, $20.00, or $28.00 per share for twenty consecutive days during the second, third, fourth or fifth years, respectively, of the term of the 1997 Warrant. Proceeds from the private placement were $6,519,250, net of placement agent and other offering costs of $324,500.

4.    INVESTMENTS

      At December 31, 1997 and 1996, the Company's investments consisted primarily of United States treasury bills and agency obligations, as well as certificates of deposit. These investments are available for sale, and cost plus accrued interest approximates fair market value. At December 31, 1997 and 1996, these securities had maturities of less than one year.

5.    NOTES PAYABLE

      In January and March 1993, the Company issued notes payable in the aggregate principal amount of $522,500 primarily to SunPharm Investors L.P., a limited partnership in which 7 percent of the funds loaned to the Company were contributed by existing stockholders of the Company. Costs associated with this issuance totaled $57,500. There were also stock purchase warrants issued as discussed in Note 8. The notes bore interest at 9.5 percent through January 1995, when they were repaid.

      In August and September 1994, two directors of the Company loaned $5,000 and $50,000, respectively, to the Company. The loans were repaid from the proceeds of the Bridge Financing discussed below. In addition, the directors were granted warrants to acquire 500 and 5,000 shares, respectively, of common stock at an exercise price of $5.50.

      On September 27, 1994, the Company issued notes totaling $1,000,000 as a bridge financing for the IPO (the "Bridge Notes"). The holders of the Bridge Notes also received warrants to purchase 228,573 shares of common stock at an exercise price of $4.375 per share. The estimated value of $600,000 for the warrants was recorded as additional paid-in capital and deferred offering costs during 1994. Proceeds of the Bridge Notes were $825,000, net of a $100,000 placement fee paid to the placement agent and $75,000 of offering costs. The total deferred offering costs of $775,000 were charged to expense upon repayment of the Bridge Notes in 1995. The Bridge Notes bore interest at an annual rate of 10% and were repaid in January and February 1995 from the proceeds of the IPO.

      In November and December 1994, two directors of the Company loaned $100,000 and $75,000, respectively, to the Company. The notes bore interest at 12% per annum and were repaid from the proceeds of the Offering in January 1995. In addition, the directors were granted 10,000 and 7,500 warrants, respectively, to acquire shares of common stock at an exercise price of $7.00. The warrants were not exercisable until the second anniversary of the completion of the IPO.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------


      In January 1995, two directors of the Company loaned a total of $25,000 to the Company. The notes bore interest at 12% per annum and were repaid from the proceeds of the IPO. In addition, the directors were granted warrants to acquire 2,500 shares of common stock at an exercise price of $7.00. The warrants were not exercisable until the second anniversary of the completion of the IPO.

      At December 31, 1997 and 1996, Note Payable as shown on the Company's balance sheets represents obligations for insurance premiums.

6.    COMMITMENTS AND CONTINGENCIES

      The Company has entered into an agreement with Dr. Raymond Bergeron, inventor of the technology which the Company has licensed, under which the Company is obligated to pay $8,000 per month for consulting services through December 1998.

      In March 1993, the Company entered into an employment agreement with the founder. The agreement provides for an annual base salary of $120,000 for a three-year period beginning April 1, 1993. The board of directors approved a $30,000 bonus upon the closing of the bridge financing discussed in Note 5 and, effective June 1, 1994, the annual base salary was increased to $132,000. In March 1995, the board of directors approved a $35,000 bonus for services performed during the preceding twelve months, extended the agreement to March 31, 1997 and agreed to increase the annual base salary to $150,000, effective April 1, 1995. In August 1997, the board of directors approved a bonus of $15,000, the grant of 25,000 incentive stock options (see "1994 Plan" in Note 8) and an increase in annual base salary to $200,000 effective April 1, 1997.

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

      The Company leases office space and office equipment under operating leases. Lease expense for the years ended December 31, 1997 and 1996 was approximately $75,500 and $62,700, respectively.

      During January 1998, the Company entered into a commitment to lease certain office space, anticipated to be occupied in September 1998. This operating lease has a term of 5 years, with total minimum rents of $556,500.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------


7.    PREFERRED STOCK

      Upon the closing of the IPO in January 1995, the Series A and Series B Redeemable Convertible Preferred Stock outstanding automatically converted into 479,700 and 154,400 shares of common stock, respectively. The Company presently has 2,500,000 shares of undesignated serial preferred stock authorized, with none issued and outstanding.

8.    STOCK OPTIONS, WARRANTS AND OTHER INCENTIVE COMPENSATION

      In 1992, the Company issued warrants to a director to purchase 77,900 shares of the Company's common stock. The warrants are exercisable at $1.93 per share. In connection with certain notes payable issued in 1993, the Company issued warrants to purchase 155,021 shares and 133,234 shares of the Company's common stock at exercise prices of $1.93 per share and $3.21 per share, respectively. These warrants have been recorded at zero in the accompanying financial statements as the value at the time of issuance was de minimus.

      During 1996, the Company offered the Bridge Note warrant holders discussed in Note 5 and SunPharm Investors L.P. discussed above a thirty percent reduction in their applicable exercise price if they exercised their warrants prior to December 31, 1996. Additionally, for each four warrants exercised, a warrant identical to those included in the units described in
      Note 2 would be issued. As a result of this warrant exchange offer, 62,858 of the Bridge Note warrants and 173,863 of SunPharm L.P. warrants were exercised in exchange for 236,721 shares of stock and 59,178 new warrants. Proceeds from this transaction were approximately $459,000 of cash, net of offering costs of approximately $34,000.

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

      In April 1994, the board of directors of the Company approved the 1994 Stock Option Plan (1994 Plan) and reserved 350,550 shares of common stock for issuance of stock options to employees and consultants. In 1997, the board of directors increased the number of shares reserved by the Plan to 750,000 shares. The 1994 plan is composed of incentive stock options and nonqualified stock options. The options generally vest over a two- to five-year period, and the incentive stock options expire 10 years from the date of grant. For the years ended December 31, 1997 and 1996, there were 200,865 shares and 80,000 shares granted from this plan, respectively.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------


      On July 10, 1995, the stockholders of the Company approved the SunPharm Corporation 1995 Nonemployee Directors' Stock Option Plan (the "1995 Directors' Plan"). The maximum number of shares of common stock with respect to which options may be granted under this plan is 300,000 as amended in 1997, subject to appropriate adjustment upon a reorganization, stock split, recapitalization or other change in the Company's capital structure. Directors who are not employees or consultants to the Company are eligible to receive nonqualified stock options which, in accordance with the plan, must be issued at one hundred percent (100%) of the fair market value of the common stock of the Company on the date of grant. Directors who are eligible to receive options under the 1995 Directors' Plan, will be entitled to receive an option to purchase 25,000 shares of common stock on the date on which they become a director. Additionally, eligible directors will be entitled to receive options annually on the date of their reelection to the Board of Directors to purchase 5,000 shares (with an additional 10,000 shares for the Chairman of the Board of Directors, if he is eligible) of common stock. For the years ended December 31, 1997 and 1996, options to purchase 240,000 and 60,000 shares of common stock were granted under the 1995 Directors' Plan.

      In August 1994, the Company elected a director of the Company, and engaged him as a consultant to provide management, marketing, economic and strategic planning services during a two-year period. The director was compensated under such consulting agreement at a rate of $7,500 per month, and by the issuance of a stock appreciation right ("SAR") for 150,000 common stock equivalents, exercisable (commencing in 1996 with respect to 50% and in 1997 with respect to the remainder) in an amount equal to the excess of the fair market value of the Company's common stock on the date of exercise over the initial public offering price of the Units. Such stock appreciation right terminates on January 1, 2000. As consideration for his serving on the Board of Directors, the director was granted a five-year stock purchase warrant ("Warrant") for 225,000 shares of common stock of the Company, such warrant being exercisable at a price of $5.50 per share. In 1995, the Company recorded compensation expense of $18,750 and $28,188 in connection with the SAR and the warrant, respectively, and due to the terms, may incur additional non-cash charges in the future. No compensation expense was recorded in 1997 or 1996 related to any options, warrants or SARs based on the quoted market value of the Company's common stock.

      During the year ended December 31, 1997, the Company issued warrants to two investment companies to purchase 150,000 shares of the Company's common stock. The warrants were valued at approximately $90,000 which represents the fair value of the services provided. Such amount has been charged to current period operations with an increase to additional paid-in-capital.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------


      SFAS NO. 123 REQUIRED DISCLOSURE

      If compensation cost for stock option, SARs and warrant grants ("Grants") had been determined based on the fair value at the grant dates for 1997 and 1996 consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                            1997               1996
                                                       ------------       -------------
Net loss                        As reported            $ (3,906,425)      $ (2,836,609)
                                Pro forma                (4,464,082)        (3,242,139)

Loss per share                  As reported                   (0.75)             (0.92)
                                Pro forma                     (0.86)             (1.05)

      Under SFAS No. 123, the fair value of each Grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0 and 0 percent, expected volatility of 77.8% and 52.6% percent, risk-free interest rates of 6.33% and 6.54% percent, and expected lives of 7 and 10 years.

      A summary of the status of Grants under the Company's stock-based compensation plans as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                             1997                       1996
                                                  -------------------------  ---------------------------
                                                                  WEIGHTED-                    WEIGHTED-
                                                                   AVERAGE                      AVERAGE
                                                                  EXERCISED                    EXERCISED
                                                    GRANTS          PRICE       GRANTS           PRICE
                                                    ------          -----       ------           -----

Outstanding at beginning of year                  1,384,696        $ 3.25      1,244,696        $ 2.97

  Granted                                           249,500          3.79        140,000          5.75
  Exercised                                         (72,806)         0.10
                                                  ---------

Outstanding at end of year                        1,561,390        $ 3.48      1,384,696        $ 3.25
                                                  =========                  ===========

Grants exercisable at year-end                    1,205,703                    1,003,926
                                                  =========                  ===========

Weighted-average fair value of
  Grants granted during the year                  $ 717,531                  $   610,530
                                                  =========                  ===========

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------


      The following table summarizes information about the outstanding Grants at December 31, 1997:

                                                   GRANTS OUTSTANDING                        GRANTS EXERCISABLE
                                       --------------------------------------------     ------------------------------
                                         NUMBER            WEIGHTED-                      NUMBER
                                       OUTSTANDING          AVERAGE       WEIGHTED-     EXERCISABLE          WEIGHTED-
                                            AT             REMAINING       AVERAGE          AT                AVERAGE
   RANGE OF                            DECEMBER 31,       CONTRACTUAL     EXERCISE      DECEMBER 31,          EXERCISE
EXERCISE PRICES                            1997               LIFE          PRICE          1997                PRICE
---------------                            ----               ----          -----          ----                -----

$.0064 to $.32                           390,446              2.90         $ 0.31        1316,441             $ 0.30
$1.60 to $2.80                           312,070              5.78           1.91         215,900               1.75
$3.00 to $4.50                           148,374              9.33           3.56          54,669               3.48
$5.00 to $5.50                           545,500              4.11           5.52         462,583               5.53
$6.54 to $8.75                           165,000              6.86           4.38         156,110               7.19
                                       ---------                                        ---------

                                       1,561,390                                        1,205,703
                                       =========                                        =========


      Remaining non-exercisable Grants as of December 31, 1997 become available as follows:

                                1998                                135,117
                                1999                                125,292
                                2000                                 40,900
                                2001                                 36,900
                                2002                                 17,478
                                                                    -------

                                                                    355,687

9.    FEDERAL INCOME TAXES

      The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company has net operating loss (NOL) and tax credit carryforwards for income tax purposes of approximately $13,327,000 and $464,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carryforwards begin to expire in 2008.

      The Tax Reform Act of 1986 provides for an annual limitation on the use of NOL and credit carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. The Company has made no determination concerning whether there has been such a cumulative change in ownership, and it is possible that such a change in ownership occurred following the completion of the Company's IPO, subsequent private placements, and subsequent exercise of the Warrants. Accordingly, the Company's ability to utilize the aforementioned carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carryforwards may be

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------

      applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

      As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset related to the net operating losses and other items. The components of the Company's deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                  1997         1996
                                               ----------   ----------

        Net operating loss carryforwards       $4,997,000   $3,582,000
        Research and development tax credits      464,000      338,000
        Deferred compensation                     326,000      326,000
                                               ----------   ----------
             Total deferred tax assets          5,787,000    4,246,000

        Less valuation allowance                5,787,000    4,246,000
                                               ----------   ----------

        Net deferred tax assets                $       --   $       --
                                               ==========   ==========


10.   RESEARCH AND DEVELOPMENT

      In 1991, the Company issued 311,600 shares of common stock to UFRFI, recorded at $2,000, for exclusive, worldwide license agreement rights. The Company also paid a maintenance fee to UFRFI in the amount of $50,000 which was charged to research and development expense. This fee is credited toward sponsored research payments and/or royalties. In March 1993, the license agreement was amended to provide for additional patent rights for the Company in exchange for the Company's payment of patent costs incurred by UFRFI prior to the amendment, a license fee of $40,000 payable to UFRFI upon execution of the amendment, the issuance of 31,160 shares of common stock valued at $10,000 and an increase in annual maintenance fee payable to UFRFI from $50,000 to $100,000. In September 1996, this agreement was further amended providing for more patent rights for the Company in exchange for the Company's payment of a one-time license fee of $50,000 and an increase in the annual maintenance to $200,000 beginning in 1997.

      The Company has also entered into a research agreement with UFRFI. For the years ended December 31, 1996 and 1995, the Company paid $535,000 and $869,000, respectively, to UFRFI under the terms of the research agreement. The amount paid in 1995 includes the maintenance fee of $100,000 for 1996. In September 1996, this agreement was amended concurrently with the license agreement described above for increased sponsored research payments related to the Company's products from $625,000 in 1995 to $641,000 in 1996, $854,250 in 1997 and $875,000 in
      1998. These expenses are charged to operations as incurred. Failure to pay such costs could result in termination of the license agreement rights. If UFRFI were to terminate the license, the Company's rights to manufacture and market the technology and related products would terminate and such an event would have a material adverse effect on the Company. In 1995, the Company paid $50,000 to UFRFI for an additional license, described below. The Company also paid UFRFI $210,00 and $151,000 in 1997 and 1996, respectively, for reimbursement of patent costs.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1997 (CONTINUED)
--------------------------------------------------------------------------------


      The Company agreed to pay a royalty on net sales of licensed products up to 6 percent of net sales for each product. A royalty of 28 percent of sublicensee payments, but no less than 2 percent of net sales by such sublicensee, will also be payable to UFRFI. The Company paid UFRFI $210,000 in royalties in 1995, which were payable as a result of licensing fees received in 1993. At December 31, 1996 the Company had accrued an additional $280,000 liability to UFRFI for sublicense payments related to the $1 million Warner Lambert milestone payment earned in 1996. Such amount was paid in 1997.

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

                                    * * * * *