Form 10QSB
period 1998-03-31
SUNPHARM CORPORATION
filed 1998-05-15
CIK 884888

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

               For the quarterly period ended March 31, 1998

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

                              Yes  [X]          No  [ ]

Number of shares of the issuer's Common Stock outstanding as of May 8, 1998: 5,767,830


================================================================================

                 STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the discussions herein and to those contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 under the caption "Item 1. Description of Business - Risk Factors."

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to these rules and regulations. However, the Company believes that the disclosures made herein are adequate and, accordingly, that the information presented is not misleading. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, filed pursuant to the Securities Exchange Act of 1934.

                                                 SunPharm Corporation
                                            (A Development Stage Company)

                                                    BALANCE SHEETS
                                                     (Unaudited)


                                                                                           March 31,     December 31,
                                                                                             1998            1997
                                                                                         ------------    ------------
                                           ASSETS
Current Assets:
     Cash ............................................................................   $    241,643   $     356,969
     Short-term investments ..........................................................      3,314,584       4,268,566
     Accounts receivable .............................................................         21,852              --
     Other current assets ............................................................        166,879         206,024
                                                                                         ------------    ------------
       Total current assets ..........................................................      3,744,958       4,831,559

Receivable from shareholder ..........................................................        105,295         106,611
Property and equipment, net ..........................................................         32,340          30,319
Other assets .........................................................................          3,250           3,250
                                                                                         ------------    ------------
                                                                                         $  3,885,843    $  4,971,739
                                                                                         ============    ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ................................................................   $    431,155    $    399,996
     Accrued liabilities .............................................................        209,199         231,754
     Notes payable ...................................................................         89,306         155,271
                                                                                         ------------    ------------
       Total current liabilities .....................................................        729,660         787,021

Stockholders' Equity:
     Undesignated  preferred  stock, par value $.0001 per share;
       2,500,000 shares authorized; 0 shares issued and
       outstanding ...................................................................             --              --
     Common stock, par value $.0001 per share;
       25,000,000 shares authorized; 5,758,901
       and 5,737,828 shares issued and
       outstanding, respectively .....................................................            576             574
     Additional paid-in capital ......................................................     19,697,787      19,687,198
     Accumulated deficit during development stage ....................................    (16,542,180)    (15,503,054)
                                                                                         ------------    ------------
       Total stockholders' equity ....................................................      3,156,183       4,184,718
                                                                                         ------------    ------------
                                                                                         $  3,885,843    $  4,971,739
                                                                                         ============    ============


       The accompanying notes are an integral part of these financial statements.

                                               SunPharm Corporation
                                          (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                                                   From Inception
                                                                                                   (May 3, 1990)
                                                                     Three Months Ended March 31,     Through
                                                                         1998            1997      March 31, 1998
                                                                     ------------    ------------  --------------
Revenues:
  Sponsored research/sublicensing revenue ........................   $         --              --  $    2,885,000
  Interest income ................................................         48,939          24,537         564,246
                                                                     ------------    ------------  --------------
      Total revenues .............................................         48,939          24,537       3,449,246

Expenses:
  Research and development .......................................        523,286         550,585      10,509,526
  General and administrative .....................................        564,779         394,495       8,991,900
  Royalty expense ................................................             --              --         490,000
                                                                     ------------    ------------  --------------
      Total expenses .............................................      1,088,065         945,080      19,991,426
                                                                     ------------    ------------  --------------


Net loss .........................................................   $ (1,039,126)   $   (920,543) $  (16,542,180)
                                                                     ============    ============  ==============


Net loss per share ...............................................   $      (0.18)   $      (0.24)
                                                                     ============    ============


Shares used in computing loss per share ..........................      5,747,049       3,769,822
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

                                                       SunPharm Corporation
                                                   (A Development Stage Company)

                                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                                            (Unaudited)



                                Redeemable Convertible Preferred Stock:                               Additional      Accumulated
                                      Series A             Series B              Common Stock:          Paid-In      Deficit Since
                                   Shares   Amount     Shares    Amount      Shares        Amount       Capital        Inception
                                ---------------------------------------  ---------------------------------------------------------

Balance at December 31, 1997         --       --         --         --      5,737,828   $     574    $ 19,687,198   $  (15,503,054)

Issuance of Common Stock ....        --       --         --         --             --          --              --               --

Exercise of Options .........        --       --         --         --         21,073           2          10,589               --

Net Loss ....................        --       --         --         --             --          --              --       (1,039,126)
                                --------------------------------------    --------------------------------------------------------

Balance at March 31, 1998 ...        --       --         --         --      5,758,901   $     576    $ 19,697,787   $  (16,542,180)
                                ======================================    ========================================================


                             The accompanying notes are an integral part of these financial statements.

                                                        SunPharm Corporation
                                                    (A Development Stage Company)

                                                      STATEMENTS OF CASH FLOWS
                                                           (Unaudited)                                                From Inception
                                                                                                                      (May 3, 1990)
                                                                                       Three months ended March 31,      Through
                                                                                           1998            1997       March 31, 1998
                                                                                       ------------    ------------   --------------
Cash flows from operating activities
   Net loss ........................................................................   $ (1,039,126)   $   (920,543)  $ (16,542,180)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation ................................................................          1,962             900          79,360
       Expense related to issuance of
         stock for services ........................................................             --              --         133,770
       Compensation expense related to
         operations, warrants and stock
         appreciation rights .......................................................             --              --         865,246
       Amortization of deferred offering costs
         incurred in connection with
         issuance of Bridge Notes ..................................................             --              --         775,000
       Write-off of patents ........................................................             --              --          70,120
       Decrease (Increase) in receivable
         from shareholder ..........................................................          1,316         (86,500)       (105,295)
       Decrease (increase) in accounts
         receivable and other current assets .......................................         (3,410)        493,417        (211,887)
       Increase (decrease) in accounts payable .....................................         31,159          31,821         431,155
       Increase (decrease) in accrued liabilities ..................................        (22,555)        141,655         216,261
       Increase (decrease) in accrued legal fees ...................................             --              --         300,000
                                                                                       ------------    ------------   -------------
         Total adjustments .........................................................          8,472         581,293       2,553,730
                                                                                       ------------    ------------   -------------
Net cash used in operating activities ..............................................     (1,030,654)       (339,250)    (13,988,450)
                                                                                       ------------    ------------   -------------

Cash flows from investing activities
  Purchases of short-term investments ..............................................     (3,575,313)             --     (21,510,365)
  Sales and maturities of short-term investments ...................................      4,550,000         597,969      18,216,486
  Capital expenditures .............................................................         (3,984)         (2,328)        (48,006)
  Payment of patent costs ..........................................................             --              --         (67,424)
                                                                                       ------------    ------------   -------------
Net cash provided by (used in) investing activities ................................        970,703         595,641      (3,409,309)
                                                                                       ------------    ------------   -------------

Cash flows from financing activities
  Repayments of notes payable ......................................................        (65,965)        (36,903)        (10,694)
  Increase in deferred offering costs ..............................................             --              --        (597,348)
  Issuance of Series A preferred stock .............................................             --              --         513,525
  Issuance of Series B preferred stock .............................................             --              --         450,000
  Net proceeds from issuance of common stock .......................................         10,590       6,116,500      17,283,919
  Proceeds from payable to shareholders ............................................             --              --         542,500
  Repayment of payable to shareholders .............................................             --              --        (542,500)
                                                                                       ------------    ------------   -------------
Net cash provided by (used in)financing activities .................................        (55,375)      6,079,597      17,639,402
                                                                                       ------------    ------------   -------------

Net change in cash .................................................................       (115,326)      6,335,988         241,643
Cash at beginning of period ........................................................        356,969         341,145              --
                                                                                       ------------    ------------   -------------
Cash at end of period ..............................................................   $    241,643    $  6,677,133   $     241,643
                                                                                       ============    ============   =============

Supplemental information:
  Cash paid for interest ...........................................................   $      2,276    $      1,335   $     169,728
                                                                                       ============    ============   =============

                              The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet at March 31, 1998, the related statements of operations for the three- month periods ended March 31, 1998 and 1997 and the period from inception (May 3, 1990) through March 31, 1998, the statement of stockholders' equity at March 31, 1998, and the statements of cash flows for the three-month periods ended March 31, 1998 and 1997 and the period from inception through March 31, 1998 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1997 financial statements and related footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented, and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

RESEARCH AND DEVELOPMENT

         Sponsored research revenue is recognized as revenue when the payments are earned or received and the research has been performed. Research and development expenses are charged to operations when incurred. Research and development expenses include, among other expenses, consulting fees and cost of reimbursements to UFRFI.

New Accounting Standard

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Additionally, SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of SFAS 130 did not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in May 1990, SunPharm Corporation ("SunPharm" or the "Company") has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting most of its research and preclinical activities at the University of Florida, with clinical investigations conducted at various sites, including the University of Florida. Consequently, the Company believes that its cumulative research and development expenditures have been lower than other comparable development stage pharmaceutical companies. The Company has incurred cumulative net losses of $16,542,180 from its inception through March 31, 1998. The Company expects to incur additional significant operating losses for at least the next two years, principally as a result of its continuing anticipated research and development and clinical trial expenditures.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Interest income increased to $49,000 for the three months ended March 31, 1998 from $25,000 for the same period in 1997. This increase is attributable to a greater cash balance available for investment during the current quarter, as compared to the year-ago quarter.

         The Company's research and development expenses totaled $523,000 for the three months ended March 31, 1998, as compared with $551,000 for the same period in 1997. This 5% decrease was principally attributable to lower clinical monitoring activity and lower expenses of drug compound screening, partially offset by increased sponsored research payments to the University of Florida, increased clinical investigator costs, and expenses related to establishment of a quality control laboratory. The Company expects its research and development expenses to increase during 1998 and into 1999, reflecting anticipated increased expenses related to preclinical studies and human clinical trials.

         General and administrative expenses were $565,000 for the three months ended March 31, 1998, as compared to $394,000 for the same period in 1997. The 43% increase resulted from the Company's recording additional accruals for professional services in the current quarter in several administrative areas, including investor relations and public company expenses. The higher expenses in the current quarter, as compared to the same quarter a year earlier, were also impacted by the addition of a senior management position, which increased salaries, benefits, payroll taxes, and travel. The Company expects its general and administrative expenses to increase, although at a slower rate than its research and development expenses, with the anticipated addition of a marketing function and associated administrative support.

         Net loss for the three months ended March 31, 1998 was $1,039,000, as compared to $921,000 for the same period in 1997. The greater loss in the current quarter was due to increased general and administrative expenses as discussed above, slightly offset by higher interest income. Net loss per share for the three months ended March 31, 1998 of $0.18, which compares to $0.24 for the same period in 1997, was impacted by the greater number of weighted-average shares outstanding, which was due to a private placement financing closed on March 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through collaborative research and sublicense agreements with its strategic alliance partners and the issuance of debt and equity securities. Through March 31, 1998, the Company has received $2,885,000 of cumulative sponsored research and sublicensing revenues and approximately $19,700,000 in consideration of the issuance of debt and equity securities, including net proceeds of approximately $7,200,000 related to its initial public offering in January 1995.

         During the three months ended March 31, 1998, net cash used in operating activities was $1,030,000, compared with $339,000 for the comparable period in 1997. The lower use of cash in the year-ago quarter was due to collection of a $500,000 milestone payment from a corporate partner in January 1997 and the lower net loss as discussed earlier. At March 31, 1998, the Company had cash and investments totaling $3,556,000, compared with $4,626,000 at December 31, 1997. The Company's working capital was $2,980,000 at March 31, 1998, compared to $4,045,000 at December 31, 1997. These decreases are attributable to the Company's use of cash to fund its operations over the last three months. At this time, the Company expects currently available resources to be able to fund its operations through 1998.

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

         The Company expects to incur substantial additional research and development expenses, including expenses associated with preclinical studies, clinical trials and drug testing. The Company intends to use a portion of its cash resources, together with funds from its existing collaborative arrangements with Warner-Lambert and Nippon Kayaku, for these purposes; however, the Company's rights to receive payments from Warner-Lambert and Nippon Kayaku are dependent upon the achievement of certain milestones by Warner-Lambert and Nippon Kayaku, respectively, and are not within the control of the Company. No assurance can be made that such milestones will be achieved or that such payments will be received by the Company

         The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company had a net operating loss ("NOL") and tax credit carry forwards for income tax purposes of $13,327,000 and $464,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carry forwards begin to expire in 2008. The Tax Reform Act of 1986 provides for an annual limitation the use of NOL and credit carry forwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carry forwards. The Company has made no determination concerning whether there has been such a cumulative change in ownership. It is possible that such a change in ownership occurred following the completion of the Company's initial public offering in 1995 and private placements in 1996 and 1997. Accordingly, the Company's ability to utilize the aforementioned carry forwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carry forwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the first three months of 1998, the Company sold an aggregate of 18,073 shares of Common Stock upon the exercise of options granted to former consultants of the Company in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The options in question were granted prior to the Company's 1995 initial public offering.


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

                              SUNPHARM CORPORATION

Date: May 14, 1998        By: /s/ STEFAN BORG
                              ------------------------------------------------
                                  Stefan Borg
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




Date: May 14, 1998        By: /s/ PAUL M. HERRON
                              ------------------------------------------------
                                  Paul M. Herron
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)