Form 10QSB
period 1998-06-30
SUNPHARM CORPORATION
filed 1998-08-14
CIK 884888

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

               For the quarterly period ended June 30, 1998

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

                              Yes  [X]          No  [ ]

         Number of shares of the issuer's Common Stock outstanding as of August 7, 1998: 5,767,830


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

ITEM 1.  FINANCIAL STATEMENTS.

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

                              SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                  June 30,      December 31,
                                                                    1998            1997
                                                                ------------   ------------
                    ASSETS
Current Assets:
     Cash ..................................................   $    177,436    $    356,969

     Short-term investments ................................      2,079,143       4,268,566
     Receivables ...........................................         18,732              --

     Other current assets ..................................        133,899         206,024
                                                               ------------    ------------
          Total current assets ..............................     2,409,210       4,831,559


Receivable from shareholder ................................        114,942         106,611
Property and equipment, net .................................        31,476          30,319
Other assets ................................................        34,132           3,250
                                                               ------------    ------------
                                                               $  2,589,760    $  4,971,739
                                                               ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ......................................   $    276,324    $    399,996

     Accrued liabilities ...................................        160,867         231,754

     Notes payable .........................................         38,246         155,271
                                                               ------------    ------------
          Total current liabilities ........................        475,437         787,021

Stockholders' Equity:
     Undesignated preferred stock, par value
          $.0001 per share;  2,500,000 shares
          authorized;  0 shares issued and
          outstanding .......................................            --              --

     Common stock, par value $.0001 per share;
          25,000,000 shares authorized; 5,767,830
          and 5,737,828 shares issued and
          outstanding, respectively ........................            577             574

     Additional paid-in capital ............................     19,704,780      19,687,198

     Accumulated deficit during development stage ..........    (17,591,034)    (15,503,054)
                                                               ------------    ------------
          Total stockholders' equity .......................      2,114,323       4,184,718
                                                               ------------    ------------
                                                               $  2,589,760    $  4,971,739
                                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended June 30,
                                                                        1998               1997
                                                                   -----------         ------------

Revenues:
     Sponsored research/sublicensing revenue .............         $        --                   --
     Interest income .....................................              47,093               94,968
                                                                   -----------          -----------
          Total revenues .................................              47,093               94,968

Expenses:
     Research and development ............................             641,512              781,096
     General and administrative ..........................             454,434              260,448
     Royalty expense .....................................                  --                   --
                                                                   -----------          -----------
          Total expenses .................................           1,095,946            1,041,544
                                                                   -----------          -----------


Net loss .................................................         $(1,048,853)         $  (946,576)
                                                                   ===========          ===========


Net loss per share .......................................         $     (0.18)         $     (0.17)
                                                                   ===========          ===========


Shares used in computing loss per share ..................           5,765,919            5,616,423
                                                                   ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              From Inception
                                                                                               (May 3, 1990)
                                                                  Six Months Ended June 30,      Through
                                                                    1998            1997       June 30, 1998
                                                               ------------    ------------    ------------

REVENUES:
     Sponsored research/sublicensing revenue ...............   $         --              --    $  2,885,000
     Interest income .......................................         96,031         119,505         611,338
                                                               ------------    ------------    ------------
          Total revenues ...................................         96,031         119,505       3,496,338


EXPENSES:
     Research and development ..............................      1,164,798       1,331,681      11,151,038
     General and administrative ............................      1,019,213         654,943       9,446,334
     Royalty expense .......................................             --              --         490,000
                                                               ------------    ------------    ------------
          Total expenses ...................................      2,184,011       1,986,624      21,087,372
                                                               ------------    ------------    ------------


NET LOSS ...................................................   $ (2,087,980)   $ (1,867,119)   $(17,591,034)
                                                               ============    ============    ============


NET LOSS PER SHARE .........................................   $      (0.36)   $      (0.40)
                                                               ============    ============


SHARES USED IN COMPUTING LOSS PER SHARE ....................      5,756,652       4,698,362
                                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                      Redeemable Convertible Preferred Stock:                             Additional     Accumulated
                                           Series A        Series B                  Common Stock:         Paid-In     Deficit Since
                                      Shares   Amount   Shares   Amount           Shares       Amount      Capital       Inception
                                   ------------------------------------------ ------------------------------------------------------
Balance at December 31, 1997 ....       --       --       --       --          5,737,828   $     574   $ 19,687,198   $(15,503,054)


Issuance of Common Stock ........       --       --       --       --                 --          --             --             --


Exercise of Options .............       --       --       --       --             28,573           3         11,330             --


Exercise of Warrants.............       --       --       --       --              1,429          --          6,252             --


Net Loss ........................       --       --       --       --                 --          --             --     (2,087,980)

                                   ------------------------------------------ ------------------------------------------------------

Balance at June 30, 1998* .......       --       --       --       --          5,767,830   $     577   $ 19,704,780   $(17,591,034)

                                   ========================================== ======================================================


   The accompanying notes are an integral part of these financial statements.

                                                       SUNPHARM CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                      STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                                      From Inception
                                                                                                                       (May 3, 1990)
                                                                                    Six months ended June 30,             Through
                                                                                     1998               1997           June 30, 1998
                                                                                 ------------       ------------       ------------
Cash flows from operating activities
   Net loss ..........................................................           $ (2,087,980)      $ (1,867,119)      $(17,591,034)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization ..............................                  3,911              1,800             81,309

          Expense related to issuance of
             stock for services ......................................                     --                 --            133,770

          Compensation expense related to
             operations, warrants and stock
             appreciation rights .....................................                     --                 --            865,246

          Amortization of deferred offering costs
             incurred in connection with
             issuance of Bridge Notes ................................                     --                 --            775,000

          Write-off of patents .......................................                     --                 --             70,120

          Increase in receivable from shareholder ....................                 (8,331)          (117,529)          (114,942)
          (Increase) decrease in prepaid expenses,
             receivables and other assets ............................                 (3,393)           470,623           (211,058)

          (Decrease) increase in accounts payable ....................               (123,672)           (68,786)           276,324
          (Decrease) increase in accrued liabilities .................                (70,887)          (432,701)           167,117
          Increase in accrued legal fees .............................                     --                 --            300,000
                                                                                 ------------       ------------       ------------
             Total adjustments .......................................               (202,372)          (146,593)         2,342,886
                                                                                 ------------       ------------       ------------
Net cash used in operating activities ................................             (2,290,352)        (2,013,712)       (15,248,148)
                                                                                 ------------       ------------       ------------
Cash flows from investing activities
   Purchases of short-term investments ...............................             (4,368,706)        (5,808,774)       (22,303,758)
   Sales and maturities of short-term investments ....................              6,584,033          1,677,755         20,250,519
   Purchases of property and equipment ...............................                 (5,068)            (4,922)           (49,090)
   Payment of patent costs ...........................................                     --                 --            (67,424)
                                                                                 ------------       ------------       ------------
Net cash provided by (used in) investing activities ..................              2,210,259         (4,135,941)        (2,169,753)
                                                                                 ------------       ------------       ------------

Cash flows from financing activities
   Repayments of notes payable .......................................               (117,025)           (74,301)           (61,754)
   Increase in deferred offering costs ...............................                     --                 --           (597,348)
   Issuance of Series A preferred stock ..............................                     --                 --            513,525
   Issuance of Series B preferred stock ..............................                     --                 --            450,000
   Issuance of common stock ..........................................                 17,585          6,333,489         17,290,914
   Proceeds from payable to shareholders .............................                     --                 --            542,500
   Repayment of payable to shareholders ..............................                     --                 --           (542,500)
                                                                                 ------------       ------------       ------------
Net cash (used in) provided by financing activities ..................                (99,440)         6,259,188         17,595,337
                                                                                 ------------       ------------       ------------

Net change in cash ...................................................               (179,533)           109,535            177,436

Cash at beginning of period ..........................................                356,969            341,145                 --
                                                                                 ------------       ------------       ------------

Cash at end of period ................................................           $    177,436       $    450,680       $    177,436
                                                                                 ============       ============       ============
Supplemental information:
   Cash paid for interest ............................................           $      3,550       $      2,174       $    171,002
                                                                                 ============       ============       ============

                             The accompanying notes are an integral part of these financial statements.

                                                                - 7 -

                              SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet at June 30, 1998, the related statements of operations for the three- and six- month periods ended June 30, 1998 and 1997 and the period from inception (May 3, 1990) through June 30, 1998, the statement of stockholders' equity at June 30, 1998, and the statements of cash flows for the three-month periods ended June 30, 1998 and 1997 and the period from inception through June 30, 1998 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1997 financial statements and related footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented, and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

RESEARCH AND DEVELOPMENT

         Sponsored research revenue is recognized as revenue when such payments are earned or received and the research has been performed. Research and development expenses are charged to operations when incurred. Research and development expenses include, among other expenses, consulting fees and cost of reimbursements to UFRFI.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in May 1990, SunPharm Corporation ("SunPharm" or the "Company") has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting most of its research and preclinical activities at the University of Florida, with clinical investigations conducted at various sites, including the University of Florida. Consequently, the Company believes that its cumulative research and development expenditures have been lower than other comparable development stage pharmaceutical companies. The Company has incurred cumulative net losses of $17,591,034 from its inception through June 30, 1998. The Company expects to incur additional significant operating losses for at least the next two years, principally as a result of its continuing anticipated research and development and clinical trial expenditures.

         The Company has recently undertaken an assessment of all its financial and operational systems to ensure Year 2000 compliance and plans to complete the assessment by December 31, 1998. Year 2000 issues result from the inability of certain computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business.

         Based on its limited review to date and other preliminary information, the Company does not anticipate that it will incur any significant costs relating to the assessment and remediation of Year 2000 issues. The Company believes that the potential impact, if any, of its systems not being Year 2000 compliant should not impact the Company's ability to continue its research and development activities. However, there can be no assurance at this time that the Company, its business partners, vendors or customers will successfully be able to identify and remedy all potential Year 2000 problems or that a system failure resulting from a failure to identify any such problems would not have a material adverse effect on the Company.
                                       -9-

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Interest income decreased to $47,000 for the three months ended June 30, 1998 from $95,000 for the same period in 1997. This decrease is attributable to a lower cash balance available for investment during the current quarter, as compared to the year-ago quarter.

         The Company's research and development expenses totaled $642,000 for the three months ended June 30, 1998, a decrease of 18% from $781,000 recorded in the same period in 1997. The higher 1997 expenses reflected a greater level of clinical monitoring activity, in that patient enrollment in clinical trials of the Company's lead compounds, diethylnorspermine (DENSPM) and diethylhomospermine (DEHOP), were ongoing at that time. Also during that period the Company incurred higher expenses of drug compound screening and slightly higher patent costs.

         General and administrative expenses were $454,000 for the three months ended June 30, 1998, as compared to $260,000 for the same period in 1997. The 75% increase resulted from the Company's increased utilization of administrative services, most significantly in investor relations but also in other areas relating to operation of a public company. The higher 1998 expenses were also impacted by the addition of a senior management position in September 1997, which impacted salaries, benefits, payroll taxes, and travel.

         Net loss for the three months ended June 30, 1998 was $1,049,000, as compared to a loss of $947,000 for the same period in 1997. The greater loss in the current quarter was due to lower interest income and higher general and administrative expenses as discussed above. Net loss per share for the three months ended June 30, 1998 of $0.18 was essentially unchanged from net loss per share of $0.17 for the same period in 1997, but was impacted slightly by the greater number of weighted-average shares outstanding.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Interest income of $96,000 for the six months ended June 30, 1998 was about 20% lower than the $120,000 recorded in the same period in 1997. The decrease is attributable to a lower average balance of invested cash during the current quarter, as compared to a year earlier.

         Research and development expenses of $1,165,000 for the six months ended June 30, 1998 were about 13% lower than the $1,332,000 recorded in the same period a year ago. The higher expenses in 1997, as previously discussed, were attributable to clinical monitoring activity associated with patient enrollment in Phase I and Phase II clinical trials of the Company's lead compounds. Additionally, drug screening and patent costs were higher in the prior-year period.

         The Company expects its research and development expenses to increase significantly during the second half of 1998 and continuing into 1999, in anticipation of increased expenses related to preclinical studies and human clinical trials, as well as the addition of senior management positions in clinical and scientific affairs.

         General and administrative expenses of $1,019,000 for the six months ended June 30, 1998 were 56% higher than the $655,000 recorded in the same period a year earlier. The increase is attributable to an increased level of investor relations activity, the addition of a senior management position in September 1997, and a higher level of associated administrative expenses. The Company expects its general and administrative expenses to increase, although at a slower rate than its research and development expenses, with the anticipated additions of accounting and marketing positions in the second half of 1998.

         Net loss for the six months ended June 30, 1998 was $2,088,000, or $0.36 per share, which compares to a net loss of $1,867,000 or $0.40 per share, for the comparable period a year ago. The greater net loss is attributable to lower interest income and higher general and administrative expenses as discussed above. Net loss per share in the current period was impacted by the greater number of weighted average shares outstanding, as compared to a year ago, due to a private placement financing which closed on March 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through collaborative research and sublicense agreements with its strategic alliance partners and the issuance of debt and equity securities. Through June 30, 1998, the Company has received $2,885,000 of cumulative sponsored research and sublicensing revenues and approximately $19,700,000 in consideration of the issuance of debt and equity securities, including net proceeds of approximately $7,200,000 related to its initial public offering in January 1995.

         During the six months ended June 30, 1998, net cash used in operating activities was $2,290,000, compared with $2,014,000 for the comparable period in 1997. The greater use of cash in the current period was principally due to the greater net loss, impacted by revenue and expense factors previously discussed. At June 30, 1998, the Company had cash and investments totaling $2,257,000, compared with $4,626,000 at December 31, 1997. The Company's working capital was $1,934,000 at June 30, 1998, compared to $4,045,000 at December 31, 1997. These decreases are attributable to the Company's use of cash to fund its operations over the last six months.

         The Company expects currently available resources to be sufficient to fund its operations through the end of 1998. However, the Company will be required to obtain additional funds to finance its operations thereafter. In that regard, the Company intends to obtain funds through a private placement of equity securities prior to the end of 1998. Additionally, the Company may seek to obtain funds through additional financings, through new collaborative arrangements with corporate partners, or from other sources. There can be no assurance, however, that the Company will be able to complete a private placement of equity securities before the end of 1998, or to obtain necessary financing when required, or what the terms of any such financing, if obtained, might be. In addition, the Company's future success is affected by the progress of the Company's research and development efforts and results of preclinical studies and clinical trials, the cost and timing of regulatory approvals, the Company's ability to obtain patent protection for its products on a cost-effective and timely basis, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, its reliance on
                                      -11-
research institutions and corporate partners, the uncertainty of health care reform, and the competitive environment in which the Company operates. As noted above, the Company's currently existing capital resources will not be sufficient to fund the Company's operations to the point of introduction of a commercially successful product, if and when that time should arrive. No assurance can be given that additional funds will be available on acceptable terms, if at all.

         The Company expects to incur substantial additional research and development expenses, including expenses associated with preclinical studies, clinical trials and drug testing. The Company intends to use a portion of its cash resources, together with funds from its existing collaborative arrangements with Warner-Lambert and Nippon Kayaku, for these purposes. The Company's rights to receive payments from Warner-Lambert and Nippon Kayaku, are dependent upon the achievement of certain milestones by Warner-Lambert and Nippon Kayaku, respectively, and are not within the control of the Company. No assurance can be made that such milestones will be achieved or that such payments will be received by the Company.

         The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company had a net operating loss ("NOL") and tax credit carry forwards for income tax purposes of $13,327,000 and $464,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carry forwards begin to expire in 2008. The Tax Reform Act of 1986 provides for an annual limitation on the use of NOL and credit carry forwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carry forwards. The Company has made no determination concerning whether there has been such a cumulative change in ownership. It is possible that such change in ownership occurred following the completion of the Company's initial public offering in 1995 and private placements in 1996 and 1997. Accordingly, the Company's ability to utilize the aforementioned carry forwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carry forwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         During the first six months of 1998, the Company issued an aggregate of 30,002 shares of Common Stock upon the exercise of options granted to former consultants of the Company in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof or Rule 701 thereunder. The options in question were granted prior to the Company's 1995 initial public offering.

ITEM 4.   MATTERS SUBMITTED FOR SHAREHOLDER APPROVAL.

         The Company's annual meeting was held on May 21, 1998. The shareholders of the Company elected the following directors of the Company to serve until the next annual meeting. The total number of votes cast "For" and "Withheld" each of the nominees are as set forth opposite their respective names:

         NOMINEES                              VOTES FOR       VOTES WITHHELD
         --------                              ---------       --------------

Stefan Borg                                    3,462,434           5,648
Philip R. Tracy                                3,462,184           5,898
Charles L. Dimmler III                         3,461,434           5,648
Jerry T. Jackson                               3,462,184           5.898
Robert S. Janicki, M. D                        3,462,434           5,648
Jay Moorin                                     3,441,088          26,994
Jacques F. Rejeange                            3,460,784           7,298
Robert A. Schoellhorn                          3,458,434           9,648

         The shareholders of the Company approved the amendment of Company's Amended and Restated 1995 Nonemployee Directors' Stock Option Plan. The total number of shares cast "For," cast "Against" and "Abstentions" are set forth below:

           VOTES                         VOTES
            FOR                         AGAINST                  ABSTENTIONS
            ---                         -------                  -----------

         3,364,966                        8,472                     14,644

         Finally, the shareholders of the Company ratified the selection of Deloitte & Touche LLP as independent accountants for its fiscal year ended December 31, 1998. The total number of shares cast "For," cast "Against" and "Abstentions" are set forth below:

           VOTES                         VOTES
            FOR                         AGAINST                  ABSTENTIONS
            ---                         -------                  -----------

         3,447,618                        4,750                     15,714

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  10.1* First Amendment to Amended and Restated 1995 Nonemployee Directors' Stock Option Plan

                  11.1* Statement of computation of weighted average shares outstanding and net loss per share

                  27.1*    Financial Data Schedule

________________
*Filed herewith.
                                      -14-

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SUNPHARM CORPORATION

Date: August 14, 1998            By: /s/ STEFAN BORG
                                     -------------------
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Date: August 14, 1998            By: /s/ PAUL M. HERRON
                                     ----------------------
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)