Form 10QSB
period 1998-09-30
SUNPHARM CORPORATION
filed 1998-11-16
CIK 884888

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-27578

                              --------------------

                              SUNPHARM CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                    F593097048
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                             THE VERANDA, SUITE 301
                                 814 HIGHWAY A1A
                           PONTE VEDRA BEACH, FL 32082
                         (ADDRESS OF PRINCIPAL EXECUTIVE
                                    OFFICES)

ISSUER'S TELEPHONE NUMBER: (904) 394-2800

                              --------------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

         Number of shares of the issuer's Common Stock outstanding as of November 13 , 1998: 6,621,395

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

                                            SUNPHARM CORPORATION
                                        (A DEVELOPMENT STAGE COMPANY)

                                               BALANCE SHEETS
                                                 (Unaudited)


                                                                               September 30,   December 31,
                                                                                   1998            1997
                                                                               ------------    ------------
                              ASSETS
Current Assets:
     Cash ..................................................................   $    848,933    $    356,969
     Short-term investments ................................................        497,354       4,268,566
     Receivables ...........................................................          5,648              --
     Other current assets ..................................................         54,621         206,024
                                                                               ------------    ------------
          Total current assets .............................................      1,406,556       4,831,559

Receivable from shareholder ................................................        119,797         106,611
Property and equipment, net ................................................         49,843          30,319
Other assets ...............................................................         34,814           3,250
                                                                               ------------    ------------
                                                                               $  1,611,010    $  4,971,739
                                                                               ============    ============


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ......................................................   $    217,002    $    399,996
     Accrued liabilities ...................................................        197,756         231,754
     Notes payable .........................................................             --         155,271
                                                                               ------------    ------------
          Total current liabilities ........................................        414,758         787,021

Stockholders' Equity:
     Undesignated preferred stock, par value $.0001 per
          share; 2,500,000 shares authorized; 0 shares
          issued and outstanding ...........................................             --              --
     Common stock, par value $.0001 per share;
          25,000,000 shares authorized; 5,767,830
          and 5,737,828 shares issued and
          outstanding, respectively ........................................            577             574
     Additional paid-in capital ............................................     19,704,780      19,687,198
     Accumulated deficit during development stage ..........................    (18,509,105)    (15,503,054)
                                                                               ------------    ------------
          Total stockholders' equity .......................................      1,196,252       4,184,718
                                                                               ------------    ------------
                                                                               $  1,611,010    $  4,971,739
                                                                               ============    ============

                 The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended September 30,
                                                                        1998           1997
                                                                     -----------    -----------
REVENUES:
     Sponsored research/sublicensing revenue .....................   $   100,000             --
     Interest income .............................................        32,695         81,444
                                                                     -----------    -----------
          Total revenues .........................................       132,695         81,444

EXPENSES:
     Research and development ....................................       687,770        666,450
     General and administrative ..................................       362,996        434,637
                                                                     -----------    -----------
          Total expenses .........................................     1,050,766      1,101,087
                                                                     -----------    -----------


NET LOSS .........................................................   $  (918,071)   $(1,019,643)
                                                                     ===========    ===========


NET LOSS PER SHARE ...............................................   $     (0.16)   $     (0.18)
                                                                     ===========    ===========


SHARES USED IN COMPUTING LOSS PER SHARE ..........................     5,767,830      5,712,254
                                                                     ===========    ===========

           The accompanying notes are an integral part of these financial statements.


                                      SUNPHARM CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                               From Inception
                                                                               (May 3, 1990)
                                              Nine Months Ended September 30,     Through
                                                   1998            1997      September 30, 1998
                                               ------------    ------------  ------------------
Revenues:
     Sponsored research/sublicensing revenue   $    100,000              --    $  2,985,000
     Interest income .......................        128,726         200,949         644,033
                                               ------------    ------------    ------------
          Total revenues ...................        228,726         200,949       3,629,033

Expenses:
     Research and development ..............      1,852,568       1,805,826      11,838,808
     General and administrative ............      1,382,209       1,281,885       9,809,330
     Royalty expense .......................             --              --         490,000
                                               ------------    ------------    ------------
          Total expenses ...................      3,234,777       3,087,711      22,138,138
                                               ------------    ------------    ------------

Net loss ...................................   $ (3,006,051)   $ (2,886,762)   $(18,509,105)
                                               ============    ============    ============


Net loss per share .........................   $      (0.52)   $      (0.57)
                                               ============    ============

Shares used in computing loss per share ....      5,760,419       5,040,260
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

                                                        SUNPHARM CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                                             (Unaudited)


                                         Redeemable Convertible Preferred Stock:                        Additional    Accumulated
                                              Series A            Series B           Common Stock:       Paid-In     Deficit Since
                                          Shares    Amount    Shares    Amount     Shares     Amount     Capital       Inception
                                          -------------------------------------  --------------------------------------------------
Balance at December 31, 1997  .........     --        --        --        --       5,737,828   $  574   $ 19,687,198   $(15,503,054)

Issuance of Common Stock ..............     --        --        --        --          30,002        3         17,582             --

Net Loss ..............................     --        --        --        --              --       --             --     (3,006,051)
                                          -------------------------------------   -------------------------------------------------

Balance at September 30, 1998  ........     --        --        --        --       5,767,830   $  577   $ 19,704,780   $(18,509,105)
                                          =====================================   =================================================



                             The accompanying notes are an integral part of these financial statements.

                                                     STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)

                                                                                                                FROM INCEPTION
                                                                                                                 (MAY 3, 1990)
                                                                          NINE MONTHS ENDED SEPTEMBER 30,           THROUGH
                                                                               1998            1997           SEPTEMBER 30, 1998
                                                                           ------------    ------------       ------------------
Cash flows from operating activities
   Net loss ............................................................   $ (3,006,051)   $ (2,886,762)         $(18,509,105)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation and amortization ................................          5,544           2,800                82,942
          Expense related to issuance of
             stock for services ........................................             --              --               133,770
          Compensation expense related to
             operations, warrants and stock
             appreciation rights .......................................             --              --               865,246
          Amortization of deferred offering costs
             incurred in connection with
             issuance of Bridge Notes ..................................             --              --               775,000
          Write-off of patents .........................................             --              --                70,120
          Increase in receivable from shareholder ......................        (13,186)        (93,162)             (119,797)
          Decrease (increase) in accounts receivable
             and other current assets ..................................        145,755         474,686               (61,910)
          (Decrease) increase in accounts payable ......................       (182,994)        (43,743)              217,002
          (Decrease) increase in accrued liabilities ...................        (33,998)       (438,814)              204,006
          Increase in accrued legal fees ...............................             --              --               300,000
                                                                           ------------    ------------          ------------
             Total adjustments .........................................        (78,879)        (98,233)            2,466,379
                                                                           ------------    ------------          ------------
Net cash used in operating activities ..................................     (3,084,930)     (2,984,995)          (16,042,726)
                                                                           ------------    ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments .................................     (4,694,296)     (6,198,946)          (22,629,348)
   Sales and maturities of short-term investments ......................      8,465,508       2,768,028            22,131,994
   Purchases of property and equipment .................................        (25,068)         (7,485)              (69,090)
   Increase in other assets ............................................        (31,564)             --               (31,564)
   Payment of patent costs .............................................             --              --               (67,424)
                                                                           ------------    ------------          ------------
Net cash provided by (used in) investing activities ....................      3,714,580      (3,438,403)             (665,432)
                                                                           ------------    ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of notes payable .........................................       (155,271)       (112,201)             (100,000)
   Increase in deferred offering costs .................................             --              --              (597,348)
   Issuance of Series A preferred stock ................................             --              --               513,525
   Issuance of Series B preferred stock ................................             --              --               450,000
   Issuance of common stock ............................................         17,585       6,522,489            17,290,914
   Proceeds from payable to shareholders ...............................             --              --               542,500
   Repayment of payable to shareholders ................................             --              --              (542,500)
                                                                           ------------    ------------          ------------
Net cash (used in) provided by financing activities ....................       (137,686)      6,410,288            17,557,091
                                                                           ------------    ------------          ------------

Net change in cash .....................................................        491,964         (13,110)              848,933
Cash at beginning of period ............................................        356,969         341,145                    --
                                                                           ------------    ------------          ------------
Cash at end of period ..................................................   $    848,933    $    328,035          $    848,933
                                                                           ============    ============          ============

Supplemental information:
   Cash paid for interest ..............................................   $      3,550    $      2,512          $    171,002
                                                                           ============    ============          ============


                           The accompanying notes are an integral part of these fnancial statements.

                                                              -7-

                              SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet at September 30, 1998, the related statements of operations for the three- and nine-month periods ended September 30, 1998 and 1997 and the period from inception (May 3, 1990) through September 30, 1998, the statement of stockholders' equity at September 30, 1998, and the statements of cash flows for the nine-month periods ended September 30, 1998 and 1997 and the period from inception through September 30, 1998 are unaudited. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The unaudited interim financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented, and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

NET LOSS PER SHARE

         Net loss per share is computed based on the weighted-average number of shares of common stock outstanding for the period.

PATENT COSTS

         The Company reimburses the University of Florida Research Foundation, Inc. ("UFRFI") for direct expenses relating to the Company's patents. Patent costs consist of legal fees and other direct costs incurred in obtaining patents. These costs are charged to research and development expense when incurred.

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

2.       SUBSEQUENT  EVENT -- PRIVATE  PLACEMENT OF  PREFERRED  STOCK AND COMMON
         STOCK

         On November 13, 1998, the Company sold 300,000 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock") and 853,565 shares of Common Stock to certain institutions and other accredited investors in a Private Placement pursuant to Regulation D under the Securities Act of 1933. The purchase price for the Preferred Stock and Common Stock sold in the Private Placement consisted of $1,200,000 in cash and the surrender by the investors of redeemable Common Stock Purchase Warrants originally issued in the Company's March 1997 private placement financing. Shares of Series A Preferred Stock are initially convertible to Common Stock on a 1-for-1 basis, subject to customary antidilution adjustments. Dividends shall accrue on the Series A Preferred Stock at the rate of 8% per annum. In the event of liquidation, dissolution, or winding up of the Company, or, at the option of the holders of the Preferred Stock, a consolidation or merger of the Company or a sale of all or substantially all of its assets, the Preferred Stock will be entitled to receive in preference to the Company's Common Stock an amount per share equal to the original purchase price plus any accrued dividends per share.

         Redemption of the Preferred Stock is at the request of holders of at least 33-1/3% of such shares outstanding, which request may be made at any time two years following closing of the Private Placement. In the event of such request, the Company shall be required to redeem all of the Series A Preferred Stock held by the requesting holders at a redemption price equal to $4.00 per share (subject to adjustment), plus any accrued dividends per share. The redemption price may be paid, at the Company's option, in cash or in shares of the Company's Common Stock. The Company's intention is to make such redemption in Common Stock, and accordingly the Series A Preferred Stock has been included in Stockholder's Equity. Proceeds to the Company from this Private Placement were $1,160,000, net of legal fees of $40,000.

         Following is a condensed pro forma balance sheet of the Company as of September 30, 1998, after giving effect to the transaction disclosed above.

                                                                                    Pro Forma
                                                                                September 30, 1998
                                                                                ------------------
ASSETS
Cash and short-term investments                                                     $  2,506,287
Receivables and other current assets                                                      60,269
Property and equipment, net                                                               49,843
Other assets                                                                             154,611
                                                                                    ------------
                                                                                    $  2,771,010
                                                                                    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                                                 $    414,758
Stockholders' equity:
Undesignated Preferred Stock, par value $.0001 per share; 2,200,000 shares authorized;  0 shares issued and outstanding
Series A Preferred Stock, par value  $.0001 per share; 300,000 shares authorized;
     300,000 shares issued and outstanding                                                    30
Common Stock, par value $.0001 per share; 25,000,000 shares authorized;
     6,621,395 shares issued and outstanding                                                 662
Additional paid-in capital                                                            20,864,665
Accumulated deficit during development stage                                         (18,509,105
                                                                                    ------------
    Total Stockholders' Equity                                                         2,356,252
                                                                                    ------------
                                                                                    $  2,771,010
                                                                                    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in May 1990, SunPharm Corporation ("SunPharm" or the "Company") has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting most of its research and preclinical activities at the University of Florida, with clinical investigations conducted at various sites, including the University of Florida. The Company has incurred cumulative net losses of $18,509,000 from its inception through September 30, 1998. The Company expects to incur additional significant operating losses for at least the next two years, principally as a result of its continuing anticipated research and development and clinical trial expenditures.

         The Company has recently undertaken an assessment of all its financial and operational systems to ensure Year 2000 compliance and plans to complete the assessment by December 31, 1998. Year 2000 issues result from the inability of certain computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. Typically, the year 2000 may be represented or interpreted as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business.

         Based on its review to date and other preliminary information, the Company does not anticipate that it will incur any significant costs relating to the assessment and remediation of Year 2000 issues. The Company believes that the potential impact, if any, of its systems not being Year

2000 compliant should not impact the Company's ability to continue its research and development activities. However, there can be no assurance at this time that the Company, its research and business partners, vendors or customers will successfully be able to identify and remedy all potential Year 2000 problems or that a system failure resulting from a failure to identify any such problems would not have a material adverse effect on the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Sponsored research revenue of $100,000 was recorded in the current period, representing preclinical work contracted with a corporate partner. Interest income decreased to $33,000 for the three months ended September 30, 1998 from $81,000 for the same period in 1997. This decrease is attributable to a lower cash balance available for investment during the current quarter.

         The Company's research and development expenses totaled $688,000 for the three months ended September 30, 1998, a slight increase from $666,000 recorded in the same period in 1997. Current period expenses included $100,000 of preclinical work contracted with a corporate partner, as mentioned above, which more than offset higher clinical monitoring and drug testing expenses in the third quarter of 1997. Prior-year expenses were related to patient enrollment and data collection in clinical trials of the Company's lead compounds, diethylnorspermine (DENSPM) and diethylhomospermine (DEHOP), which were ongoing at that time.

         General and administrative expenses were $363,000 for the three months ended September 30, 1998, as compared to $435,000 for the same period in 1997. The 17% decrease resulted principally from a vacant senior management position in the current period and lower corporate legal expenses.

         Net loss for the three months ended September 30, 1998 was $918,000, as compared to a loss of $1,020,000 for the same period in 1997. The lower loss in the current quarter was due primarily to funded research revenue and lower general and administrative expenses as discussed above. Correspondingly, net loss per share for the three months ended September 30, 1998 was $0.16, compared to $0.18 for the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Interest income of $129,000 for the nine months ended September 30, 1998 was 36% lower than the $201,000 recorded in the same period in 1997. The decrease is attributable to a lower average balance of invested cash during the period, as compared to a year earlier.

         Research and development expenses of $1,853,000 for the nine months ended September 30, 1998 were 3% higher than the $1,806,000 recorded in the same period a year ago. Higher expenses in the current period, as previously discussed, were attributable to the inclusion of preclinical expenses contracted with a corporate partner, as well as to higher patent expenses, offset by clinical investigator and monitoring activity associated with Phase I and Phase II clinical trials of the Company's lead compounds in the prior-year period.

         General and administrative expenses of $1,382,000 for the nine months ended September 30, 1998 were 8% higher than the $1,282,000 recorded in the same period a year earlier. The increase is attributable to a greater level of investor relations activity, the addition of a senior management position in September 1997, and a higher level of associated administrative expenses. The Company expects its general and administrative expenses to remain at a relatively constant level into the first quarter of 1999.

         Net loss for the nine months ended September 30, 1998 was $3,006,000, or $0.52 per share, which compares to a net loss of $2,887,000, or $0.57 per share, for the comparable period a year ago. Net loss per share in the current period reflected the greater number of weighted average shares outstanding, as compared to a year ago, due to a private placement financing which closed on March 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through collaborative research and sublicense agreements with its strategic alliance partners and the issuance of debt and equity securities. Through September 30, 1998, the Company has received $2,985,000 of cumulative sponsored research and sublicensing revenues and approximately $19,700,000 in consideration of the issuance of debt and equity securities, including net proceeds of approximately $7,200,000 related to its initial public offering in January 1995.

         During the nine months ended September 30, 1998, net cash used in operating activities was $3,085,000, compared with $2,985,000 for the comparable period in 1997. The greater use of cash in the current period was principally due to the greater net loss, impacted by revenue and expense factors previously discussed. At September 30, 1998, the Company had cash and investments totaling $1,346,000, compared with $4,626,000 at December 31, 1997. The Company's working capital was $992,000 at September 30, 1998, compared to $4,045,000 at December 31, 1997. These decreases are attributable to the Company's use of cash to fund its operations over the last nine months.

         On November 13, 1998, the Company sold 300,000 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock") and 853,565 shares of Common Stock to certain institutions and other accredited investors in a Private Placement pursuant to Regulation D under the Securities Act of 1933. The purchase price for the Preferred Stock and Common Stock sold in the Private Placement consisted of $1,200,000 in cash and the surrender by the investors of redeemable Common Stock Purchase Warrants originally issued in the Company's March 1997 private placement financing. Shares of Series A Preferred Stock are initially convertible to Common Stock on a 1-for-1 basis, subject to customary antidilution adjustments. Dividends shall accrue on the Series A Preferred Stock at the rate of 8% per annum. In the event of liquidation, dissolution, or winding up of the Company, or, at the option of the holders of the Preferred Stock, a consolidation or merger of the Company or a sale of all or substantially all of its assets, the Preferred Stock will be entitled to receive in preference to the Company's Common Stock an amount per share equal to the original purchase price plus any accrued dividends per share.

         Redemption of the Preferred Stock is at the request of holders of at least 33-1/3% of such shares outstanding, which request may be made at any time two years following closing of the Private

Placement. In the event of such request, the Company shall be required to redeem all of the Series A Preferred Stock held by the requesting holders at a redemption price equal to $4.00 per share (subject to adjustment), plus any accrued dividends per share. The redemption price may be paid, at the Company's option, in cash or in shares of the Company's Common Stock. The Company's intention is to make such redemption in Common Stock, and accordingly the Series A Preferred Stock has been included in Stockholder's Equity. Proceeds to the Company from this Private Placement were $1,160,000, net of legal fees of $40,000.

         The Company's future success is affected by a variety of factors, including the progress of the Company's research and development efforts and results of preclinical studies and clinical trials, the cost and timing of regulatory approvals, the Company's ability to obtain patent protection for its products on a cost-effective and timely basis, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, its reliance on research institutions and corporate partners, the uncertainty of health care reform, and the competitive environment in which the Company operates. The Company's existing capital resources will not be sufficient to fund the Company's operations to the point of introduction of a commercially successful product, if and when that time should arrive. No assurance can be given that additional funds will be available on acceptable terms, if at all. At the present time, the Company estimates that its cash balance, after completion of the financing transaction described above, will be sufficient to fund operations through the first quarter of 1999.

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

         The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company had a net operating loss ("NOL") and tax credit carry forwards for income tax purposes of $13,327,000 and $464,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carry forwards begin to expire in 2008. The Tax Reform Act of 1986 provides for an annual limitation on the use of NOL and credit carry forwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carry forwards. The Company has made no determination concerning whether there has been such a cumulative change in ownership. It is possible that such change in ownership occurred following the completion of the Company's initial public offering in 1995 and private placements in 1996, 1997 and 1998. Accordingly, the Company's ability to utilize the aforementioned carry forwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carry forwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         During the first nine months of 1998, the Company issued an aggregate of 30,002 shares of Common Stock upon the exercise of options granted to former consultants of the Company in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof or Rule 701 thereunder. The options which were exercised were granted prior to the Company's 1995 initial public offering.


ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  10.1* Lease   Agreement   between   the   Company   and  Talon
                        Properties, a Florida General Partnership, dated February 9, 1998, concerning the lease of 4,788 square feet at The Veranda,Suite 301, 814 Highway A1A, Ponte Vedra Beach, Florida 32082, for occupancy commencing in November 1998

                  11.1* Statement  of  computation  of weighted  average  shares outstanding and net loss per share

                  27.1* Financial Data Schedule


ITEM 5.  OTHER INFORMATION

           On October 26, 1998, the Company announced that additional studies will be required by the U. S. Food and Drug Administration prior to initiating pivotal trials of DEHOP for the treatment of AIDS-related diarrhea. Based on discussions with the agency and its review of the Company's pivotal trial protocol, the Company will be first required to conduct a Phase II study designed to generate additional safety and pharmacokinetic data. The Company also plans to generate additional animal data to support further development of DEHOP.


----------------
*Filed herewith.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SUNPHARM CORPORATION

Date: November 13, 1998          By: /s/ STEFAN BORG
                                     ------------------------------------------
                                        President and Chief Executive Officer
                                            (Principal Executive Officer)


Date: November 13, 1998          By: /s/ PAUL M. HERRON
                                     ------------------------------------------
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)