Form 10KSB
period 1998-12-31
SUNPHARM CORPORATION
filed 1999-04-01
CIK 884888

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   FORM 10-KSB
         (Mark One)

         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 1998
                                       OR

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

       The Veranda, Suite 301
       819 Highway A1A,
       Ponte Vedra Beach, Florida                                  32082
  (Address of principal executive offices)                      (Zip Code)

                                 (904) 394-2800
                           (Issuer's telephone number)
                      ------------------------------------
            Securities registered under Section 12(b) of the Exchange
             Act: None Securities registered under Section 12(g) of
                                the Exchange Act:
                                 Title of Class
                    Common Stock, par value $.0001 per share
                    Redeemable Common Stock Purchase Warrants
 Units consisting of Common Stock and Redeemable Common Stock Purchase Warrants

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's revenues for its most recent fiscal year: $230,729

         The aggregate market value of the voting common stock held by non-affiliates of the Issuer on March 16, 1999 was $12,111,733, based on the closing sales price of the Issuer's common stock on the Nasdaq Small Cap Market on such date of $2.13 per share, and assuming full conversion of the Issuer's Series A Redeemable Convertible Preferred Stock . For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 16, 1999, 6,739,475 shares of the Issuer's common stock and 300,000 shares of the Issuer's Series A Redeemable Convertible Preferred Stock were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: CERTAIN SECTIONS OF THE ISSUER'S DEFINITIVE PROXY STATEMENT RELATING TO THE ISSUER'S 1999 ANNUAL MEETING OF STOCKHOLDERS, WHICH PROXY STATEMENT WILL BE FILED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WITHIN 120 DAYS OF THE END OF THE ISSUER'S FISCAL YEAR ENDED DECEMBER 31, 1998, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

         Transitional Small Business Disclosure Format (check one): Yes [_]; No [X]

================================================================================

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

ITEM 1.  DESCRIPTION OF BUSINESS.

         SunPharm Corporation ("SunPharm" or the "Company") is a development-stage company engaged in the design and development of small molecule pharmaceutical products, consisting of novel polyamine analogue and metal chelator compounds invented at the University of Florida and licensed exclusively worldwide to the Company. The Company's drug development efforts are focused on cancer, refractory diarrhea associated with acquired immunodeficiency syndrome ("AIDS"), other gastrointestinal disorders, and iron overload. The Company currently has 9 compounds in various stages of research or development, targeting 6 indications.

         Two of the Company's polyamine analogue compounds have advanced to Phase II clinical trials. Diethylhomospermine ("DEHOP"), which completed a Phase II clinical trial in 1997 for the treatment of refractory AIDS-related diarrhea, is currently undergoing additional evaluation for safety. A second compound, diethylnorspermine ("DENSPM"), is in a Phase II clinical trial for the treatment of various solid tumor cancers under the direction of the Parke Davis Pharmaceutical Research Division of the Warner-Lambert Company, pursuant to a sublicense agreement.

         The Company is also conducting preclinical studies of several other potential lead compounds and indications through its sponsored research agreement with the University of Florida, with the objective of readying these compounds for pilot studies in humans at the earliest possible time. In this regard, the Company intends to file an Investigational New Drug Application ("IND") for each of the following compounds and indications in 1999: DENSPM for psoriasis and the human immuno-deficiency virus ("HIV"), diethylspermine
("DESPM") for AIDS-related diarrhea, pyrrole-carboxylic acid ("PCA") for ulcerative colitis, and the monosodium salt of hydroxybenzylethylenediamine diacetic acid ("HBED") for Cooley's anemia. In addition, the Company has a potential orally active analogue of the iron chelator desazadesmethyldesferrithiocin ("DFT") in preclinical development.

         The Company's strategy is to develop products both independently and through strategic alliances, pursuant to which the Company seeks financial, preclinical and clinical trial assistance from larger pharmaceutical and/or biotechnology companies for novel drugs with broad market potential, while retaining parallel manufacturing and/or marketing rights for all or part of those products. Consistent with this strategy, the Company sublicensed worldwide rights (excluding Japan) to manufacture and market DENSPM for all cancer indications to Warner-Lambert in May 1993 and sublicensed such rights in Japan to Nippon Kayaku Co., Ltd. ("Nippon Kayaku") in February 1994. Warner-Lambert and Nippon Kayaku have agreed to make staged payments to SunPharm for license fees and research and development milestones, of which an aggregate of $3.1 million has been paid to date, and to pay royalties on sales of products incorporating DENSPM. In addition, Warner-Lambert and Nippon Kayaku have agreed to fund and administer all further clinical trials which may be conducted for DENSPM in cancer indications.

         The Company was incorporated in Delaware in 1990 as Lexigen, Incorporated and in 1991 changed its name to SunPharm Corporation. The Company's principal executive offices are located at The Veranda, Suite 301, 814 Highway A1A, Ponte Vedra Beach, Florida 32082. The Company's telephone number is (904) 394-2800. SunPharm supports a principal research facility at the University of Florida in Gainesville, Florida, and maintains a quality assurance laboratory in Alachua, Florida.

TECHNOLOGY OVERVIEW

         DEVELOPMENT OF POLYAMINE ANALOGUE TECHNOLOGY

         For the past fifteen years, the inventor of the Company's polyamine analogues, Dr. Raymond Bergeron, has conducted research at the University of Florida directed towards the development of polyamine analogues as potential anti-cancer agents. This research has been supported by over $6 million of funding under National Cooperative Drug Discovery Group grants from the National Cancer Institute and, since 1992, nearly $6 million of funding from the Company through December 31, 1998.

         CHARACTERISTICS AND FUNCTIONS OF POLYAMINES

         Human cells contain three essential, naturally occurring polyamines: putrescine, spermidine and spermine. In contrast to building blocks such as amino acids, nucleotides and sugars, polyamines do not incorporate into macromolecules but remain as metabolically distinct entities within cells. Research indicates that these polyamines bind to nucleic acids and promote the integrity and fidelity of many of their functions, such as replication, supercoiling, ribonucleic acid ("RNA") transcription and processing and protein synthesis. These functions of polyamines are necessary for cellular proliferation to occur.

         Human cells employ a family of enzymes to maintain the proper balance, or equilibrium, of polyamines. Included in this family of enzymes are ornithine decarboxylase ("ODC") and S-adenosylmethionine decarboxylase ("SAMDC"), which make or synthesize polyamines for the cell, and spermidine/spermine N1-acetyltransferase ("SSAT"), which controls the export and/or recycling of polyamines from the cell. All three of these enzymes are short-lived, rapidly inducible proteins, and are tightly regulated by intracellular polyamine pools. Working together, these enzymes function in a highly coordinated manner to maintain polyamine pools within a very narrow range of concentration inside the cell.

         The Company's polyamine analogue compounds are structurally similar to (hence, "analogues" of) the cell's naturally occurring polyamines. Because of this similarity, these analogues are recognized as natural polyamines by the cell's polyamine uptake system and thus gain entry into the cell. Once inside the cell, the Company's polyamine analogues disrupt the cell's polyamine balance and biosynthetic network, causing the cell to shut down the enzymes ODC and SAMDC that would normally make natural polyamines, and to increase production of SSAT, the enzyme which is responsible for the breakdown and export of natural polyamines from the cell. The combined effect on the enzymes controlling the proper level of polyamines in the cell results is a substantial reduction in the amount of natural polyamines in the cell and a corresponding increase in the amount of analogues in the cell. Because cancer cells have a high rate of polyamine biosynthesis and contain higher concentrations of essential polyamines than normal cells, the Company believes that the substitution of its polyamine analogues for the naturally occurring polyamines will counteract the increased level of polyamines present in the cancer cells, thereby reducing the ability of the cancer cells to proliferate.

         The Company has discovered, through its sponsored research at the University of Florida, that certain polyamine analogues modify other cell-related activities besides cell proliferation. For example, Company-sponsored work on uncovering DEHOP's mechanism of action in arresting diarrhea suggests that DEHOP interacts with several receptor complexes, including the N-methyl-D-aspartate ("NMDA") receptor, which control neuromuscular function. Additional evidence suggests that DEHOP also stimulates nitric oxide release, which could be responsible for DEHOP's promotion of the relaxation of smooth muscles in the gastrointestinal tract. This is consistent with studies indicating that the smooth muscle relaxation promoted by DEHOP is inhibited by the nitric oxide synthase inhibitor L-NAME.

         DEVELOPMENT OF METAL CHELATOR TECHNOLOGY

         A second technology platform, consisting of proprietary metal chelator compounds invented by Dr. Bergeron at the University of Florida, has been licensed exclusively to the Company. Metal chelators are drugs that bind tightly to certain metals, such as iron, in the bloodstream and inside cells, acting to eliminate quantities in excess of the body's needs, thereby avoiding damage to vital organs such as the liver, heart and pancreas. Chelators are administered to supplement the body's poorly developed ability to get rid of excess metal concentrations.

PRODUCTS UNDER DEVELOPMENT

         The Company currently has 9 compounds in various stages of research or development, targeting 6 indications, including two compounds that have reached Phase II clinical trials. These products are based on novel polyamine analogue compounds and metal chelators developed at the University of Florida and licensed exclusively to the Company. Additional compounds and/or indications discovered by Dr. Bergeron and his staff will also be licensed to the Company on an exclusive worldwide basis pursuant to the terms of the Company's sponsored research agreement with the University of Florida. The following table summarizes the Company's current product portfolio, or pipeline, which has resulted from the license agreement and sponsored research agreement with the University of Florida:

                                              PRODUCT PIPELINE
-----------------------------------------------------------------------------------------------------------

DISEASE AREA             COMPOUND                 INDICATION                         STATUS
------------             --------                 ----------                         ------
-----------------------------------------------------------------------------------------------------------
Cancer                   DENSPM            cancer                     Phase II commenced  1st Qtr.  1998 by
                                                                      Warner-Lambert Co.

                         DPNSPM            cancer                     Preclinical development

                         DENOHO            cancer                     Preclinical development

                         DEHOHO            cancer                     Preclinical development
-----------------------------------------------------------------------------------------------------------
AIDS                     DEHOP             AIDS-related diarrhea      Phase II completed 4th Qtr. 1997;
                                                                      further evaluation for safety ongoing

                         DESPM             AIDS-related diarrhea      Preclinical development

                         DENSPM            HIV                        Preclinical development
-----------------------------------------------------------------------------------------------------------
Gastrointestinal
Disorders                PCA               Ulcerative colitis         Preclinical development
-----------------------------------------------------------------------------------------------------------
Others                   DENSPM            Psoriasis                  Preclinical development

                         HBED              Cooley's anemia            Preclinical development

                         DFT Analogue      Cooley's anemia            Preclinical development
-----------------------------------------------------------------------------------------------------------

CANCER

         BACKGROUND. The American Cancer Society estimates that more than 1.2 million new cases of cancer will be diagnosed and more than 500,000 people will die of cancer in 1999 in the United States. Chemotherapy, surgery and radiation are the major components in the current treatment of cancer. Chemotherapy is usually the primary treatment for cancers, such as hematologic malignancies, which cannot be excised by surgery. In addition, chemotherapy is increasingly being used as an adjunct to radiation and surgery to improve efficacy and address metastases (the spread of cancer), and as primary therapy for some solid tumors. The standard strategy for chemotherapy is to destroy the malignant cells by exposing them to as much drug as the patient can tolerate. Clinicians attempt to design a combination of drugs, dosing schedule and method of administration that increases the probability that malignant cells will be destroyed, while minimizing the harm to healthy cells.

         Most current anti-cancer drugs have significant limitations. Certain cancers, such as colon, lung, kidney and pancreatic cancers, are inherently unresponsive to chemotherapeutic agents. Certain other cancers may initially respond to a chemotherapeutic agent, but cease to respond as the cancer cells acquire resistance to the drug during the course of therapy. As such cancer cells develop resistance to a specific chemotherapeutic agent, they often simultaneously become resistant to a wide variety of structurally unrelated agents through a phenomenon known as "multi-drug resistance." Additionally, current anti-cancer drugs are generally highly toxic, with effects, including bone marrow suppression and irreversible cardiotoxicity, which can prevent their administration in therapeutic doses.

         DENSPM. Phase I clinical trials for DENSPM in refractory solid-tumor cancer commenced in January 1994 at the University of Florida, Johns Hopkins University and Roswell Park Cancer Institute. The protocol allowed for dosing regimens of one, two and three times per day at each center, respectively, in order to determine DENSPM's maximum tolerated dose and side effects. Following the Phase I trials, the Company and its sublicensee Warner-Lambert agreed that the maximum tolerated dose had been determined at all dosage regimens. In December 1996, the Company received the remaining $500,000 of the $1,000,000 milestone payment due from Warner-Lambert upon reaching that milestone, and transferred the IND for the clinical trial to Warner-Lambert. In early 1998, Warner-Lambert commenced Phase II clinical trials of DENSPM in six solid tumor cancers and will be responsible for all subsequent clinical development of the compound (excluding Japan) in cancer applications.

         DEHOP. This compound was first tested at the University of Florida in five cancer patients during 1988 and 1989. The purpose of the study was to determine a safe dosage for DEHOP in cancer patients, and no drug-related side effects were observed except for constipation. This led the Company and its researchers at the University of Florida to test DEHOP for use in treating AIDS patients who suffer from chronic refractory diarrhea. See "--AIDS" and "--Gastrointestinal Disorders."

         Early studies conducted by the Company demonstrated that DEHOP may have anti-proliferative properties. As a result, the Company filed an IND in March 1996 for a Phase I clinical trial to test DEHOP in cancer patients. The study, which commenced in October 1996, was conducted by Dr. George Wilding at the University of Wisconsin Comprehensive Cancer Center, with funding under a federal grant from the National Cancer Institute. The study was a dose ranging trial conducted in cancer patients to determine safety, pharmacokinetics, and maximum tolerated dose. An adverse event was observed in this trial in 1997 at a dose level five times higher than was used in the Phase II AIDS-related diarrhea trial. This led to discussions with the U. S. Food and Drug Administration (the "FDA") to evaluate safety data from the Phase II trial to determine whether to continue development of DEHOP for cancer indications as well as for trials planned for other indications, including non-Hodgkin's lymphoma and ulcerative colitis. In October 1998, the Company announced that an additional Phase II study of DEHOP would be required, designed to generate additional safety and pharmacokinetic data prior to commencing pivotal studies in refractory AIDS related diarrhea. See "Risk Factors --No Assurance of Successful Product Development or Commercialization".

         DEHOHO. Preclinical studies have indicated that a derivative of DEHOP, diethyldihydroxy-homospermine ("DEHOHO") may be useful in treatment of pancreatic carcinoma. Several animal studies have demonstrated that this compound concentrates in the exocrine cells of the pancreas and after a relatively short use causes almost complete atrophy of these cells, while sparing the insulin producing endocrine cells. Because the pancreatic cells are irreversibly altered by the compound, this finding is expected to be relevant to the treatment of pancreatic carcinoma, a rapid and invariably fatal neoplastic disease. Preclinical IN VITRO and IN VIVO efficacy studies relevant to this indication are anticipated to be completed by mid-year 1999, with preclinical safety studies expected to commence shortly thereafter. Similarly, preclinical work is planned in 1999 for two other derivative compounds, dipropylnorspermine ("DPNSPM") and diethyldihydroxynorspermine ("DENOHO"), to explore additional cancer indications.

AIDS

         BACKGROUND. AIDS, which is a disease caused by HIV, is a devastating viral infection that destroys the immune system of affected patients. The
Centers for Disease Control and Prevention ("CDC") estimates that nearly one million people in the United States and over 30 million people worldwide are infected with HIV. Over 44,000 new AIDS cases were expected in the United States in 1998, and globally there are an estimated 16,000 new cases daily.

         Disorders of the gastrointestinal tract are common in AIDS patients. It is estimated that between 50% and 80% of all AIDS patients and between 20% and 30% of all HIV-positive patients suffer from chronic diarrhea during the course of their disease. Most of these patients have periods of stable weight interspersed with episodes of heavy diarrhea and rapid wasting that often occur while the patient is suffering from active secondary infections. Over time, the patient's recovery from bouts of diarrhea is less complete, producing long-term loss of body cell mass. The causes of AIDS-related diarrhea and weight loss are not yet fully understood, and the condition is often unresponsive to medical therapy. Of the HIV-positive patients with chronic diarrhea, a pathogen can be identified as the cause in roughly 50% of the cases, and, among those patients with an identifiable pathogen, approximately 50% (or only 25% of all HIV-positive patients with chronic diarrhea) can be treated with antibiotic therapy. Treatment is therefore empiric and uses a combination of anti-diarrheal agents, including opiates, loperamide, octreotide and diphenoxylate.

         DEHOP. In January 1994, the FDA allowed an Investigator IND submitted by the University of Florida to conduct Phase I clinical trials of DEHOP as a possible treatment for chronic AIDS-related refractory diarrhea. The first segment of the Phase I clinical trial, to determine side effects, was completed in June 1994. Five AIDS patients, for whom treatments with other anti-diarrheal medications had been unsuccessful, received doses which were three-to five-fold lower than those doses previously given to cancer patients in a prior study of DEHOP for cancer conducted in 1989. All five patients experienced a significant reduction in stool volume with no measurable adverse side effects. An expanded segment of the Phase I clinical trial in a total of nineteen evaluable patients, to determine safety, route of administration and dosage regimen, was completed in December 1995. Across the three dose levels tested, ten responded positively to the drug. A Phase II clinical trial of DEHOP was conducted on refractory AIDS-related diarrhea under a Sponsor IND, which was allowed by the FDA in January 1996, to establish safety and appropriate dosing regiments for use in a future pivotal clinical trial. In December 1997, the Company reported statistically significant results of the Phase II multicenter clinical trial of DEHOP.

         Overall, the Phase I and II clinical trials demonstrated positive response rates of 53% and 80%, respectively, in AIDS patients with very severe, refractory diarrhea, that is, diarrhea which had failed to respond to all other approved treatments for two weeks prior to initiating treatment with DEHOP. Although a small number of drug-related adverse events were reported in each study, the Company believes that the risks to patients associated with the observed adverse events are outweighed by the significant anti-diarrheal benefit of the drug observed in its clinical trials and that they do not preclude further development of DEHOP for AIDS-related diarrhea. The Company is continuing to evaluate the impact of safety data from its Phase I clinical trial of DEHOP for cancer on the development of DEHOP for this indication. As previously discussed, in October 1998, the Company announced that additional studies of DEHOP would be required prior to initiating pivotal trials in AIDS-related diarrhea. If or when initiated, these studies would be designed to generate additional safety and pharmacokinetic data on the compound. See "Cancer --DEHOP".

         HIV . The HIV-1 virus has nine known genes that contain the information for viral structural, enzymatic and regulatory proteins necessary for intracellular viral replication and assembly. HIV drugs in use today are directed toward the viral enzymes, reverse transcriptase and protease. These enzymes are necessary for conversion of viral RNA to DNA and assembly of viral components into infective virus, respectively. Despite the effectiveness of currently available HIV drugs in reducing the levels of HIV, progress of the disease continues to occur in treated patients, with decreases in CD4+ T lymphocyte levels, the onset of opportunistic infections, and ultimate progression to death. Hypotheses for the ultimate failure of these drugs include: (i) the drugs become overwhelmed by the amount of HIV present; (ii) the virus develops resistance to the drugs; and (iii) the inhibition of one or two molecular targets (e.g. reserve transcriptase and/or protease) is insufficient to control the virus. Although treatment with a combination of reverse transcriptase and protease inhibitors has been shown to reduce the level of HIV RNA in the blood to undetectable levels in some patients, HIV DNA continues to persist in the tissues of these patients. In addition, 25% of patients who have received combination therapy with reverse transcriptase and protease inhibitors do not respond to the treatment, either because of the patient's inability to take the combination therapy due to side effects or the failure of the combination therapy to produce an antiviral effect.

         The Company, through its funded research at the University of Florida, is currently investigating another possible therapeutic approach to HIV. The viral rev gene is a regulatory gene that is required for the production of viral structural components by the infected cell. The product of the viral rev gene combines in the nucleus with the viral genetic message, HIV mRNA, and with cellular eIF-5A, an initation factor needed for protein synthesis. This combination of rev, HIV

MRNA and eIF-5A can then be transported across the nuclear membrane to the cytoplasm. There, the HIV genetic message can be translated to HIV protein, viral particles can assemble, burst out of the cell and infect other cells.

         The Company has funded research at the University of Florida to investigate several proprietary analogue compounds that may alter eIF-5A in such a way as to inhibit its combination with the rev gene product or the ability of the combination to bind to the viral genetic message. One such compound is DENSPM, which has been shown to remove the substrate needed in an enzymatic reaction that converts a lysine residue on eIF-5A to hypusine. Accordingly, the Company believes that a reduction in hypusine will correlate with a reduction in viral load and is planning to test this hypothesis in a pilot clinical trial before the end of 1999. By using DENSPM to disrupt this important phase of the viral life-cycle, the Company believes HIV cannot proliferate and infect new lymphocytes. Although the HIV virus has a tremendous ability to mutate, this approach may represent an "Achilles heel" in the virus' life cycle where mutation plays a less important role and may therefore lead to new drugs for the treatment of AIDS.

GASTROINTESTINAL DISORDERS

         BACKGROUND. Ulcerative colitis is a form of inflammatory bowel disease of unknown origin affecting approximately 500,000 Americans. Ulcerative colitis consists of a diffuse, continuous, inflammatory process that almost always involves the rectum, varies in its proximal extent, but rarely involves the small intestines. The etiology of ulcerative colitis remains uncertain, but genetic, infectious, immunological, and psychological factors have been implicated as possible pathogenetic mechanisms in producing the chronic mucosal inflammatory condition and the ulcerative and hemorrhagic conditions which result. To date the disease is treated with sulfasalazine, other 5-aminosalicylic acid ("ASA") compounds and/or rectal corticosteroids. None of these treatments is totally effective in alleviating the signs and symptoms of ulcerative colitis.

         DEHOP. Preclinical investigation with DEHOP in animal models for inflammatory bowel disease (ulcerative colitis) indicates that the compound exerts protective and anti-inflammatory effects in the mucosa of the colon. Accordingly, the Company believes that DEHOP, owing to its biochemical, antimotility, antisecretory and mucosal-protective properties, may palliate or attenuate colonic mucosal inflammatory infiltrates and the signs and symptoms of mild to moderate ulcerative colitis. To test this theory, an IND was allowed by the Food and Drug Administration in March 1997, whereby clinical investigators at the University of Chicago would conduct a Phase I/II clinical trial in patients with mild to moderate ulcerative colitis. Patient enrollment in this trial commenced in November 1997. However, in 1998 the Company decided to delay further enrollment while evaluating safety data from its Phase I clinical trial of DEHOP for cancer on the continued development of DEHOP for this indication, and also in light of ensuing discussions with the FDA on proceeding with a pivotal trial of DEHOP for AIDS-related diarrhea.. See "--Cancer --DEHOP".

         PCA. The Company has identified a metal chelator, pyrrole-carboxylic acid ("PCA"), formerly known as JM-27, which has been encouraging in early preclinical studies. In two different models of ulcerative colitis, PCA has been shown to have a favorable impact on the inflammation of the colon. This beneficial effect was reversed when PCA was complexed with iron before administration, affirming the importance of the actual chelator capacity of the compound in exerting its protective effect. The Company believes that iron present in the inflamed bowel facilitates the production of free radicals which amplify the inflammatory response and that the resultant oxidative stress may contribute to the high incidence of colon carcinoma in these patients. The Company also believes that the local use of iron chelators may simultaneously eliminate the free iron catalyst and scavenge free radicals, thereby minimizing the oxidative damage to the intestinal lining.

OTHER DISEASE AREAS

         PSORIASIS

         DENSPM. The Company believes that DENSPM may have potential application for the treatment of psoriasis. Patients with psoriasis have been found to have increased local ODC activity, elevated systemic polyamine levels and increased urinary polyamine excretion. Experimental studies conducted ten years ago using various models of mouse skin have shown that the ODC inhibitor difluoromethylornithine ("DFMO"), administered systemically or topically, prevented polyamine accumulation and subsequently inhibited tissue growth, indicating the potential use of DFMO in the treatment of hyperproliferating disorders of human skin. Seven of ten patients treated topically with DFMO for psoriasis in clinical studies experienced moderate improvement. DFMO significantly reduced putrescine and spermidine concentrations of the skin in these patients. However, the overall clinical efficacy of the DFMO treatment has been proven to be marginal, partly attributable to poor permeability into human skin. Accordingly, DFMO has not gained a foothold in the treatment of psoriasis. DENSPM, however, has been shown to penetrate mouse skin and to have cytostatic properties, and Company-sponsored preclinical studies of DENSPM as a possible treatment for psoriasis have been conducted at the University of Florida. In addition, the Company has completed skin safety and hypersensitivity studies in animals. The Company expects that an IND application will be filed in 1999 for testing DENSPM against psoriasis in human clinical trials.

         IRON OVERLOAD

         HBED. In March 1998, the National Institutes of Health (NIH) issued a statement on research at the University of Florida with the metal chelator compound monosodium hydroxybenzylethylenediamine diacetic acid ("HBED"). When tested in rats and primates overloaded with iron, HBED removed up to 3 times more iron than desferrioxamine ("DFO") by subcutaneous administration. The study was funded in part by the National Institute of Diabetes and Digestive and Kidney Diseases and appeared in the February 15, 1998 issue of the science journal Blood.

         The Company believes that HBED presents a promising drug development opportunity, possibly leading to a more effective treatment that is easier to administer for patients with iron overload. For example, the currently available treatment for excess iron levels found in disorders such as Cooley's anemia, sickle cell anemia and hemochromatosis is a nine to twelve-hour infusion of DFO at least 5 days per week, which is difficult for patients to tolerate. Preclinical testing of HBED is continuing at the University of Florida. Testing in human subjects is expected to begin after the filing of a Physician IND in 1999.

         DFT ANALOGUE In January 1999, Dr. Bergeron and his collaborators at the University of Florida reported progress in identifying and structuring an orally effective iron clearing agent with a more acceptable level of toxicity than the commercially available DFO. Results of their work were reported in the Journal of Medicinal Chemistry, which included discussion of screening several compounds in rodent and primate models. The Company believes that one such analogue compound, desazadesmethyldesferrithiocin ("DFT") exhibits sufficient iron chelation properties and an acceptable safety profile in the animal models to warrant further investigation in humans. An IND is expected to be prepared and filed to begin a pilot clinical trial in the year 2000.

STRATEGIC ALLIANCES

         WARNER-LAMBERT AGREEMENT

         In May 1993, the Company entered into a sublicense agreement with Warner-Lambert, with respect to DENSPM. The agreement grants Warner-Lambert exclusive worldwide rights (excluding Japan) to manufacture and market DENSPM for all cancer indications in exchange for certain license fees, advance royalty payments and development milestone payments, of which Warner-Lambert has paid a total of $2.9 million to date. Warner-Lambert will also pay the Company a royalty on all sales of products incorporating this compound and indication. The agreement provides for additional payments to the Company upon completion of Phase II clinical trials, filing of a new drug application ("NDA") for DENSPM, and approval of the NDA for commercial sale of DENSPM. The Company's rights to receive such payments are dependent on the achievement of these milestones by Warner-Lambert and are not within the control of the Company. Pursuant to the agreement, the Company was responsible for conducting Phase I clinical trials for DENSPM, and Warner-Lambert is responsible for completing all remaining clinical trials at its expense. Warner-Lambert has a right of first refusal to acquire the rights to DENSPM for other indications should the Company elect to sublicense the development of DENSPM for such indications. If Warner-Lambert elects to subcontract any portion of the manufacturing of the compound to a third party, the Company has the right to match such third party's offer under certain circumstances.

         The Warner-Lambert sublicense agreement terminates on a country-by-country basis, upon the later of (i) the expiration of the last-to-expire patent in such country or (ii) ten years after the commencement of marketing of a product in that country.

         In June 1996, Warner-Lambert acquired a 12-month option to other linear polyamines for use in cancer indications in exchange for an early payment of $500,000, one half of the milestone payment due upon completion of the Phase I clinical study of DENSPM. In December 1996, Warner-Lambert agreed that SunPharm had met its obligations under the sublicense agreement for completion of the Phase I study, and the IND was transferred to Warner-Lambert in exchange for the remaining portion of the $1,000,000 milestone payment.

         NIPPON KAYAKU AGREEMENT

         In February 1994, the Company entered into an agreement with Nippon Kayaku with respect to the Japanese marketing and development rights to DENSPM for cancer indications. Nippon Kayaku has committed to make staged payments to the Company for research and development milestones, of which it has paid $225,000 to date, together with royalties on all sales of products incorporating DENSPM. The Nippon Kayaku agreement provides for additional payments to the Company upon commencement of Phase I and Phase II clinical trials in Japan, upon the submission of, and upon the approval of, an NDA in Japan, and upon the later to occur of product pricing approval or patent approval in Japan. The Company's rights to receive additional payments from Nippon Kayaku are dependent on the achievement of these milestones and are not within the control of the Company. Nippon Kayaku is responsible for completing all necessary Japanese clinical trials and associated regulatory submissions at its expense. The Company has retained the right to supply Nippon Kayaku with all of its bulk product requirements for marketing DENSPM in Japan.

LICENSED TECHNOLOGY AND SPONSORED RESEARCH

         The Company holds an exclusive worldwide license to the commercial rights to polyamine compounds and various iron chelators and their uses under more than 45 issued United States and foreign patents and numerous pending patent applications held by the University of Florida Research Foundation, Inc. ("UFRFI"), the technology transfer subsidiary of the University of Florida. The agreements pursuant to which the Company has the rights to these patents require the Company to file and prosecute the patents relating to the technology licensed to the Company, the costs of which are paid by the Company. Further, the Company must take all necessary steps to defend such patent rights. If the Company fails to take any such action, UFRFI has the right to defend such rights at its own expense.

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

         LICENSE AGREEMENT

         The Company and UFRFI entered into a Patent License Agreement with Research Component (the "1991 License Agreement") in December 1991, (as amended from time to time), pursuant to which UFRFI granted to the Company a worldwide exclusive license to its rights under certain patents and patent applications relating to polyamine and metal chelator technology invented by Dr. Bergeron. The Company has rights under the 1991 License Agreement to all indications currently under development and, with respect to all patent applications filed for inventions discovered during the term of the Company's sponsored research agreement, the Company obtains rights for all indications and uses for humans and animals. The Company's license is subject to certain diligence milestones related to product development and regulatory applications, product marketing and certain other matters. UFRFI may terminate the 1991 License Agreement if the Company fails to meet certain of these milestones; provided, however, such termination will be limited to a particular compound if the default is related to a particular compound only. UFRFI may terminate the 1991 License Agreement in its entirety if the Company defaults in its payment obligations under the sponsored research agreement.

         Under the 1991 License Agreement, the Company is obligated to pay royalties on sales of products, subject to certain annual minimum royalties and reimbursement of patent costs incurred by the Foundation. These royalties include a royalty on net sales of the Company's products of between five and six percent and a royalty of 28 percent (increasing to 35 percent under certain circumstances) on royalty and license payments made to the Company by its sublicensees. Payments to UFRFI on sales of products by sublicensees may not however, be less than two percent of sublicensee sales. The Company is required to pay a minimum annual royalty of $100,000 on each anniversary date of the 1991 License Agreement, which is credited against royalties and research payments due under the Company's Corporate Research Agreement with UFRFI, as discussed herein.

         Under the 1991 License Agreement, as amended, the Company has issued UFRFI a total of 342,760 shares of Common Stock, which shares are subject to certain limitations on sales under an agreement with the Company. The 1991 License Agreement terminates when the last patent licensed to the Company expires or December 9, 2011, whichever is later.

         RESEARCH AGREEMENT

         The Company and UFRFI also entered into a Corporate Research Agreement in December 1991 (as amended from time to time) which provides that the Company will fund the research and development work of Dr. Bergeron's laboratory for a period not less than two years as extended each December 31 at an annual cost (including direct and indirect costs) of $875,000. The Company has made all required payments under the Corporate Research Agreement to date. Under the Corporate Research Agreement, any new invention covered by the 1991 License Agreement will be licensed to the Company on the same terms as the 1991 License Agreement without any additional license fees to UFRFI.

         The Company has a close working relationship with Dr. Bergeron at the University of Florida, who is engaged as a consultant to the Company. Management of SunPharm and the scientists at the University of Florida meet regularly to review the progress and direction of the University's efforts under the Corporate Research Agreement. A total of 26 scientists and technicians at the University of Florida are working on the Company's products under Dr. Bergeron's supervision, seven of whom have Ph.D. degrees. By utilizing the significant resources of the University of Florida, including its state-of-the-art equipment, its laboratory facilities for synthesis, analysis, pharmacology, toxicology, IN VITRO and IN VIVO studies, and its clinical and animal facilities, the Company believes that it has accomplished significantly more in the development of its licensed compounds than it would have been able to do on its own, without substantially greater need for capital.

         The Company has incurred costs of research and development totaling approximately $2,228,000, $2,417,000 and $2,510,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The Company has incurred research and development costs of approximately $12,496,000 for the period from the Company's inception through December 31, 1998.

PATENTS AND PROPRIETARY TECHNOLOGY

         Subject to a nonexclusive statutory license to the United States government, the Company is the exclusive licensee of over 45 issued United States and foreign patents and numerous pending patent applications. The Company is required to meet specified milestone and diligence requirements in order to retain its license to the patents and other proprietary rights licensed from UFRFI. No assurance can be given that the Company will satisfy any of these requirements.

         The Company's success will depend, in part, on the validity and scope of the patents and patent applications licensed from UFRFI, and on its ability to operate without infringing on the proprietary rights of others. Other parties have filed patent applications, and some patents may have been or may be issued in the therapeutic areas in which the Company is developing products. If any of the Company's proprietary technology in these areas were to conflict with the rights of others, the Company's ability to commercialize products using such technologies could be materially and adversely affected.

         The patent position of pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions. There can be no assurance that the patents licensed from UFRFI will provide substantial protection or commercial benefit to the Company, will afford the Company adequate protection from competing products, will not be challenged or declared invalid, or that additional related United States or foreign patents will be issued, the occurrence of any of which could have a material adverse effect on the Company's operations. While the United States government could use its rights as licensee of UFRFI's patents to increase the supply of products based on such patents or to reduce the cost of treatment with such products, the Company is unaware of any instance in which federal authorities have exercised such rights in that manner.

         Certain proprietary trade secrets and unpatented know-how are important to the Company. There can be no assurance that others may not independently develop the same or similar technologies. It is the Company's current policy to require all employees and consultants to execute confidentiality agreements protecting the Company's proprietary information. In addition, the Company's sponsored research agreement with the University of Florida requires confidential treatment by the University of Florida and its employees of the proprietary information owned by or licensed to the Company. Notwithstanding such agreements, however, third parties nonetheless may gain access to such information.

         There has been significant litigation in the biotechnology and pharmaceutical industry regarding patents and other proprietary rights. If the Company became involved in similar litigation regarding its intellectual property rights, the cost of such litigation could be substantial.

GOVERNMENT REGULATION

         In the United States, the Company's polyamine analogue and iron chelator products are regulated under the Federal Food, Drug and Cosmetic Act by the FDA's Center for Drug Evaluation and Research. The steps required before a pharmaceutical product may be marketed in the United States include (i) preclinical laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation; (ii) submission to the FDA of an IND, which includes the results of the preclinical studies and, unless the FDA objects, becomes effective 30 days following its filing with the FDA (and which must become effective before human clinical trials may commence); (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug (and which provide data satisfying FDA data integrity standards); (iv) submission of an NDA to the FDA; and (v) FDA review and subsequent approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing facility is subject to inspections every two years by the FDA and must comply with the FDA's Good Laboratory Practices and Good Manufacturing Practices.

         In the United States, human clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine the early side-effect profile and the pattern of drug distribution and metabolism. Phase II trials are conducted in groups of patients afflicted with the target disease to provide sufficient dose-response and safety data as required by the FDA. If Phase II evaluations indicate that a product has shown indications of potential effectiveness and has an acceptable benefit-to-risk profile, Phase III trials are undertaken to conclusively demonstrate clinical efficacy and safety within an expanded population at multiple clinical study sites. Sometimes, the FDA requires Phase IV studies to track patients after a product is approved for commercial sale to identify side effects that may occur in a relatively small percentage of patients.

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

         The Company will also be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to commencement of marketing the product in those countries. The approval process varies from country to country, the time may be shorter or longer than that required for FDA approval, and additional clinical data may be required by the regulatory authorities of other nations. The Company intends, where applicable and to the extent possible, to rely on licensees to obtain regulatory approval for marketing the Company's products in foreign countries.

         From the time an NDA is filed, regulatory review and approval of a new pharmaceutical product may take up to two years for life-threatening diseases and longer for non-life-threatening diseases, and may involve the expenditure of substantial resources. Approval depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.

         During the development phase of its products or thereafter, the Company may file for Treatment IND status under provisions of the IND regulations. These regulations apply to products for serious or life-threatening diseases and are intended to facilitate the availability of new products to desperately ill patients after clinical trials have shown evidence of efficacy, but before general marketing approval has been granted by the FDA.

         The Company may also seek designation for its products, where applicable, as "Orphan Drugs" under the Orphan Drug Act 1983. The Orphan Drug Act generally provides incentives for the development of drugs to treat diseases affecting fewer than 200,000 persons in the United States. It is the Company's intention to seek this designation for DEHOP for AIDS-related diarrhea. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that claim for the product. However, the Company believes that its patent position on this compound will afford exclusivity for a longer period than seven years.

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

         The Company is aware of various products which are under development or manufactured and marketed by competitors. These products are used for the prevention, diagnosis or treatment of certain diseases which the Company has targeted for its own product development, some of which use therapeutic approaches that would compete with certain of the Company's potential products. For example, the Company believes that Novartis AG, a major international pharmaceutical company, is developing a product which targets SAMDC, one of the two enzymes responsible for the biosynthesis of polyamines in human cells. Novartis AG is also marketing a natural form of DFO for iron overload dysfunctions ("DesferralR"), and has significantly greater resources than the Company. There can be no assurance, however, of the ultimate success or failure of Novartis AG in these efforts.

         The Company has not to date managed a set of clinical trials to FDA product approval. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company, which could adversely affect the Company's ability to further develop and market its products. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has limited or no experience.

EMPLOYEES

         As of March 30, 1999, the Company had six full-time employees and one part-time employee. All of the Company's preclinical and clinical tests are subcontracted and performed at the University of Florida or at other collaborative entities. Although the Company has obtained a $1,000,000 key person life insurance policy on the life of

Stefan Borg, of which the Company is the sole beneficiary, the loss of Mr. Borg's services could nevertheless have a material adverse effect on the Company.

RISK FACTORS

         DEVELOPMENT STAGE COMPANY

         The Company is in the development stage and has realized to date only limited revenues, all of which have been derived from payments from Warner-Lambert and Nippon Kayaku, principally in connection with achievement of identified research milestones with respect to DENSPM. The Company has generated no revenues to date from product sales, and it does not expect to generate revenue from product sales for at least several years. The Company has incurred net losses since commencement of its operations and it expects to continue to incur losses for the foreseeable future. As of December 31, 1998, the Company had an accumulated deficit of $19.3 million. Moreover, there can be no assurance that the Company will successfully complete the transition from a development company to successful operations and/or profitability.

         NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT OR COMMERCIALIZATION

         Since its inception, the Company has devoted its efforts exclusively to the research and development of potential pharmaceutical products based primarily upon its licensed polyamine analogue and metal chelator technologies. While two of these analogues, DEHOP and DENSPM, are currently in Phase II clinical trials, such trials are typically not sufficient to demonstrate conclusively the safety or efficacy of the products under investigation, often requiring that substantial further clinical trials be successfully completed before such products may be approved for commercialization. There can be no assurance that DEHOP or DENSPM, or any other potential product currently in development or to be developed in the future, will prove to be safe or effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost, or be successfully marketed. See "--Government Regulation; No Assurance of Regulatory Approval."

         NEED FOR ADDITIONAL FINANCING

         The Company has expended and will continue to expend substantial funds to continue the research and development of its products, conduct preclinical and clinical trials, establish clinical and commercial-scale manufacturing in its own facilities or in the facilities of others, and seek corporate partners for the marketing of its products. The amount and timing of such expenditures are subject to a number of factors. Based on its current operating plan, the Company anticipates that its available capital resources at December 31, 1998 will be adequate to satisfy its capital needs into the third quarter of 1999, but will not be sufficient to fund the Company's operations to the point of introduction of a commercially successful product. The Company's rights to receive payments from Warner-Lambert and Nippon Kayaku are dependent upon the achievement of certain development and commercialization milestones by Warner-Lambert and Nippon Kayaku, respectively, and are not within the control of the Company. Further, the capability of Warner-Lambert or Nippon Kayaku to achieve such milestones depends upon the availability and/or prioritization of sufficient funding to support necessary testing of DENSPM, the availability of trained and experienced staff for testing and the results of such testing, among other factors. As a result, no assurance can be made that such milestones will be achieved or that such payments will be received by the Company. See "--Strategic Alliances."

         The Company will require significant levels of additional capital in the future, which it intends to raise through additional equity or debt financings, additional arrangements with corporate partners, or from other sources. No assurance can be given that the necessary funds will be available for the Company to finance its development on acceptable terms or at all. If adequate funds are not available from operations or additional sources of financing, the Company's business and/or its market valuation may be materially and adversely affected. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

         Research, preclinical development, clinical trials, and the manufacturing and marketing of therapeutic products under development by the Company are subject to extensive and rigorous regulation by government authorities in the United States and other countries, including, but not limited to, the FDA. In order to obtain approval to commercialize a product, the Company must demonstrate to the satisfaction of the FDA and comparable authorities in other countries that such product is safe and effective for its intended uses and that the Company is capable of manufacturing the product to the applicable standards. In the United States, this requires that the product undergo extensive preclinical testing, that the Company file an IND application with the FDA prior to commencing a series of human clinical trials, and that the Company file an NDA requesting FDA approval for commercial marketing of the product.

         The approval process for the Company's product candidates is likely to take several years and will involve significant expenditures for which additional financing will be required. The cost to the Company of conducting human clinical trials for any potential product can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the extent of development and financial support, if any, from corporate partners. Although Phase I and Phase II clinical trials of DENSPM and DEHOP have been or are presently being conducted, further clinical trials, including large, time-consuming and more costly Phase II and Phase III clinical trials, will be required to demonstrate the safety and efficacy of these compounds. There can be no assurance that the Company will have sufficient resources to complete the required regulatory review process or that the Company could survive the inability to obtain, or delays in obtaining, such approvals. Approvals that may be granted will be subject to continual review, and later discovery of previously unknown problems may result in withdrawal of products from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Further, additional government regulation may be established that could prevent or delay regulatory approval of and/or limit federal government reimbursement for the Company's products. See "--Government Regulation."

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

         LIMITED  PERSONNEL;   RELIANCE  ON  STRATEGIC  ALLIANCES;  RELIANCE  ON
         COLLABORATIVE ARRANGEMENTS FOR RESEARCH AND DEVELOPMENT

         Given that  SunPharm  currently  has six  full-time  employees  and one part-time employee, the Company is substantially dependent on third parties to conduct research and development, to conduct clinical trials of its potential products, and to manufacture DEHOP, DENSPM and other compounds for such research and development. See "--Licensed Technology and Sponsored Research" and "--Strategic Alliances."

         The Company is dependent on the University of Florida and Dr. Raymond Bergeron, the inventor of the Company's technology, with respect to all research and a large portion of the early preclinical development of its potential products. The Company has no control over the facilities where the research and development work is being performed or over the personnel performing such work. If the University of Florida breaches its obligations under its agreement with the Company, the Company's remedies may be limited by applicable law affecting actions against state agencies.

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

         The Company is dependent on strategic alliances with Warner-Lambert and Nippon Kayaku with respect to the development and commercialization of DENSPM, and expects to rely on future strategic alliances with other pharmaceutical companies with respect to other potential products. Although the Company believes that Warner-Lambert, Nippon Kayaku and any future strategic alliance partners have or will have an economic motivation to develop and commercialize such products, the amount and timing of resources to be devoted to these activities are not within the control of the Company and will be subject to the priorities of such strategic alliance partners in allocating these resources, which may not be consistent with the best interests of the Company. No assurances can be given that the Company's agreements with Warner-Lambert and Nippon Kayaku, or with any other strategic alliances the Company may enter in the future, will result in the successful development or commercialization of DENSPM or other potential products, or that any such agreements will result in any significant revenues, profits or cost savings to the Company. Furthermore, no assurances can be given that the Company will be able to enter into future strategic alliance agreements on favorable terms. In addition, the Company's strategic alliance partners or their affiliates may be pursuing alternative products or technologies which may compete with the Company's products and technologies. See "--Strategic Alliances."

         UNCERTAINTIES AS TO PATENTS AND PROPRIETARY TECHNOLOGIES

         Subject to a nonexclusive statutory license to the United States government, the Company is the exclusive licensee of more than 45 issued United States and foreign patents and numerous pending patent applications. The Company is required to meet specified milestone and diligence requirements in order to retain its license to the patents and other proprietary rights licensed from the Foundation. No assurance can be given that the Company will satisfy any of these requirements.

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

         PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE

         The testing, marketing and sale of pharmaceutical products entails a risk of product liability claims by consumers and others, and such claims may be asserted against the Company. The Company currently maintains $2.0 million of product liability insurance coverage for clinical trials currently underway or expected to commence in 1999. There can be no assurance that the Company will be able to obtain additional insurance at a reasonable cost sufficient to cover all possible liabilities. In the event of a successful product liability suit against the Company, insufficient insurance coverage could have a material adverse effect on the Company. Further, the Company is required to indemnify the University of Florida and its trustees, officers, employees and affiliates against claims resulting from the manufacture or sale of products derived from its compounds and to have product liability coverage naming the University of Florida as an additional insured for such risks.

         LACK OF MANUFACTURING EXPERIENCE OR FACILITIES

         The Company currently contracts with third parties for the production of compounds in limited quantities for its preclinical and clinical trials and currently does not possess the staff or facilities necessary to manufacture products in commercial quantities. The Company has entered into agreements, however, for the production of clinical-scale quantities of its products by third party contractors which it believes capable of supplying its short-term requirements. There can be no assurance that the polyamine analogue compounds or iron chelators can be manufactured by the Company or its suppliers at a cost or in quantities necessary to make such compounds commercially viable products. The Company also may encounter significant delays in obtaining supplies from third-party manufacturers or experience interruptions in its supplies. If the Company is unable to obtain adequate supplies, its business would be materially adversely affected.

         RELIANCE ON FOUNDER AND INVENTOR

         The Company is highly dependent on Stefan Borg, its founder, President and Chief Executive Officer, and on Dr. Raymond Bergeron, the inventor of the Company's polyamine analogues and metal chelators. See "--Employees" and "Licensed Technology and Sponsored Research --Research Agreement".

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

         YEAR 2000 ISSUES

         The Company has undertaken an assessment of its financial and operational systems to ensure their Year 2000 compliance. Year 2000 issues result from the inability of certain computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. Typically, the year 2000 may be represented or interpreted as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business.

         Based on its review to date and other preliminary information, the Company does not anticipate that it will incur any significant costs relating to remediation of Year 2000 issues. The Company believes that the potential impact, if any, of its systems not being Year 2000 compliant should not impact the Company's ability to continue its research and development activities. However, there can be no assurance at this time that the Company, its research and business partners, vendors or customers will successfully be able to identify and remedy all potential Year 2000 problems or that a system failure resulting from a failure to identify any such problems would not have a material adverse effect on the Company.

         NASDAQ LISTING REQUIREMENTS

         In August 1997, the Securities and Exchange Commission approved new listing standards for companies listed on the Nasdaq SmallCap Market. These standards were established to enhance the quantitative threshold criteria necessary to qualify for initial entry and continued listing. Beginning in February 1998, Nasdaq required each small cap issuer to sign a Listing Agreement attesting to the issuer's consent to abide by the specific eligibility criteria, as set forth in the Marketplace Rules of The Nasdaq Stock Market. To be in compliance with these rules, SunPharm is required to meet a number of requirements, one of which is to maintain net tangible assets of at least $2 million or a minimum market capitalization of $35 million or earn a net income of $500,000 in its latest fiscal year (or 2 of the 3 latest fiscal years). Failure to meet this or any of the other requirements, or failure to cure any deficiency within the timeframe permitted under the Marketplace Rules, could result in delisting of the Company's stock, resulting in reduced liquidity and accessibility of the stock to investors. There can be no assurance that the Company will continue to be able to comply with the Marketplace Rules and maintain its listing on the Nasdaq SmallCap Market.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases its executive offices in Ponte Vedra Beach, Florida, totaling 4,788 square feet, at a current annual rent of approximately $110,000. The lease expires in November 2003 and is renewable. The Company also leases 470 square feet of laboratory space at the Sid Martin Biotechnology Institute in Alachua, Florida, for the purpose of analytical testing. The Company's sponsored research is conducted in laboratory facilities operated by the University of Florida in Gainesville, Florida.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings required to be reported in response to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is currently traded on the Nasdaq SmallCap Market under the symbol "SUNP". Previously, the Company's Units and Warrants from its 1995 initial public offering ("IPO") traded on this exchange under the symbols "SUNPU" and "SUNPW" until their expiration on April 13, 1998. The following table presents quarterly information on the price range of the Units, Common Stock and Warrants, indicating the high and low sales prices reported by the Nasdaq SmallCap Market for the periods indicated.

                                 1997                           1998
                      ------------------------          --------------------
                       HIGH               LOW            HIGH            LOW
                       ----               ---            ----            ---
First Quarter
Units                 $5.44              $4.25          $5.75           $4.44
Common Stock           5.50               3.75           6.25            4.13
Warrants               0.84               0.38           0.22            0.06

Second Quarter
Units                 $4.38              $2.88            N/A             N/A
Common Stock           4.63               2.63          $5.94           $3.25
Warrants               0.44               0.25           0.06            0.03

Third Quarter
Units                 $3.88              $3.00            N/A             N/A
Common Stock           4.06               2.63          $3.38           $1.50
Warrants               0.41               0.25            N/A             N/A

Fourth Quarter
Units                 $6.25              $3.50            N/A             N/A
Common Stock           6.25               3.63          $2.25           $0.75
Warrants               0.53               0.13            N/A             N/A


         At March 16, 1999, the Company's shares of Common Stock were held by approximately 135 holders of record, and approximately 700 beneficial owners.

        SunPharm is a development-stage company, has not paid a cash dividend to holders of its Common Stock, and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The declaration and payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital needs and other factors deemed pertinent by the Board of Directors, including limitations, if any, on the payment of dividends under state law and any then-existing credit agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        Since its inception in May 1990, SunPharm has devoted substantially all of its efforts and resources to research and development of potential pharmaceutical products. Such research and development is conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting its research and clinical activities at the University of Florida, in conjunction with its Sponsored Research Agreement. (See

"Item 1. Description of Business - Licensed Technology and Sponsored Research"). The Company has incurred cumulative net losses of $19,270,000 from its inception through December 31, 1998.

        In January 1995, the Company completed its initial public offering of securities which resulted in net proceeds to the Company of approximately $7,200,000. These proceeds were sufficient to finance the Company's operations through mid-1996, at which time the Company raised $3,095,000 of net proceeds through a private placement financing and exercise of warrants. Also in 1996, the Company recorded a $1,000,000 milestone payment from Warner-Lambert. In subsequent private placements which closed in March 1997 and November 1998, the Company raised an additional $6,116,500 and $1,160,000 of net proceeds, respectively. At the present time, the Company believes such proceeds will be sufficient to fund its operations into the third quarter of 1999, at which time the Company will require additional financing.

        The Company intends to obtain additional funds for research and development through collaborative arrangements with corporate partners, additional financing and from other sources. There can be no assurance that such arrangements will be concluded, if at all, on terms favorable to the Company. The Company expects to incur additional significant operating losses for at least the next two years, principally as a result of its continuing anticipated research and development and clinical trials expenditures.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

        The Company recorded total revenues of $394,000 in 1998 compared to $280,000 in 1997 and $1,073,000 in 1996. 1998 revenues included $231,000 of sponsored research, representing payments for preclinical work contracted with a corporate partner, with an identical amount included in research and development expense. 1997 revenues consisted solely of interest income on invested cash. The Company's 1996 revenues included a $1,000,000 milestone payment under the Warner-Lambert agreement for successful completion of DENSPM Phase I testing. The Company expects to receive an additional milestone payment from Warner-Lambert in late 1999, provided that the Phase II trials for DENSPM, which Warner-Lambert is conducting, are successfully completed.

        The Company reported a net loss in 1998 of $3,767,000, which compares to net losses of $3,906,000 in 1997 and $2,837,000 in 1996. Compared to 1997, the
lower net loss in 1998 was due to increased revenues, as discussed above. The lower net loss in 1996 was impacted by higher revenues, as discussed above, and lower expenses as discussed below.

        Research and development expenses increased 4% from $2,417,000 in 1997 to $2,510,000 in 1998. However, since $231,000 of the 1998 amount represents sponsored research offset by an equal amount of revenue as discussed above, actual research and development expenses in 1998 declined by roughly 6% from the prior year. The Company's research and development expenses relate principally to human clinical trials, license payments to the University of Florida, expenses for screening and testing of drug compounds, salaries and benefits for the Company's employees who are engaged in research and development activities, and legal costs of patent prosecution by retained counsel. The lower actual expenses in 1998, as compared to 1997, were due to lower clinical investigator and monitoring costs. Research and development expenses for 1997 were 8% higher than the $2,228,000 recorded in 1996. This increase reflected greater preclinical activity, increased sponsored research payments made to the University of Florida, expenses associated with an expanding patent portfolio, and expenses associated with establishment of a quality assurance laboratory. The Company expects its research and development expenses to increase in 1999 and 2000, reflecting anticipated increases in the funding of preclinical studies, the initiation of pilot clinical trials for four compounds, and the anticipated addition of a regulatory affairs staff position.

        General and administrative expenses declined by 7% in 1998 to $1,652,000, from $1,769,000 recorded in 1997. The decline reflected, in part, a consolidation of investor relations activity. 1997 expenses were 26% higher than the $1,401,000 recorded in 1996. Contributing significantly to this increase were salaries, benefits and personnel recruiting expenses associated with the addition of three management positions, beginning in September 1996. The Company expects a slight increase in its general and administrative expenses in 1999 and a larger increase in 2000, anticipating greater need for administrative support for planned growth in its drug pipeline and corporate partnering activity.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its operations primarily through collaborative research and sublicense agreements with its strategic alliance partners and the issuance of debt and equity securities. Through December 31, 1998, the Company has received $3,116,000 of cumulative sponsored research and sublicensing revenues and $20,872,000 in consideration of the issuance of debt and equity securities.

        On January 12, 1995, the Company completed an initial public offering (the "IPO") of 1,100,000 units ("Unit") at $7.00 per Unit. Each Unit consisted of one share of the Company's Common Stock and one Redeemable Common Stock Purchase Warrant ("Warrant"), which entitled the holder to purchase one share of Common Stock at $8.75 per share. The Warrants, which were due to expire on January 12, 1998, three years after issuance, were extended to April 13, 1998, at which time they expired. Additionally, on February 16, 1995, a representative of Royce Investments, underwriters in the IPO, exercised an option to purchase an additional 165,000 Units at $7.00 per Unit. Proceeds from the IPO were approximately $7,200,000 of cash, net of underwriting and other costs of $1,655,000. Of such net proceeds, the Company used approximately $1,793,000 to repay its outstanding indebtedness (including accrued interest and certain fees).

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

        On March 28, 1997, the Company and warrant holders amended the terms of the warrants issued in the private placement of 537,623 units and in the warrant exchange resulting in 59,178 new warrants, to provide that (i) the warrant exercise price was reduced to $3.00 per share, (ii) the price of Common Stock of the Company at which the Company can exercise the call feature was increased,
(iii) the warrant expiration date was extended to March 31, 2001, and (iv) the Company would use reasonable best efforts to register the resale of shares by June 30, 1997.

        On November 13, 1998, the Company sold 300,000 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock") and 853,565 of Common Stock to certain institutions and other accredited investors in a Private

Placement pursuant to Regulation D under the Securities Act of 1933. The purchase price for the Preferred Stock and Common Stock sold in the Private Placement consisted of $1,200,000 in cash and the surrender by the investors of approximately 347,000 redeemable Common Stock Purchase Warrants originally issued in the Company's March 1997 private placement financing . Shares of Series A Preferred Stock are initially convertible to Common Stock on a 1-for-1 basis, subject to customary antidilution adjustments. Dividends shall accrue on the Series A Preferred Stock at the rate of 8% per annum. In the event of liquidation, dissolution, or winding up of the Company, or, at the option of the holders of the Preferred Stock, a consolidation or merger of the Company of a sale of all or substantially all of its assets, the Preferred Stock will be entitled to receive in preference to the Company's Common Stock an amount per share equal to the original purchase price plus any accrued dividends per share. Redemption of the Preferred Stock is at the request of holders of at least 33-1/3% of such shares outstanding, which request may be made at any time two years following closing of the Private Placement. In the event of such request, the Company shall be required to redeem all of the Series A Preferred Stock held by the requesting holders at a redemption price equal to $4.00 per share (subject to adjustment), plus any accrued dividends per share. The redemption price may be paid, at the Company's option, in cash or in shares of the Company's Common Stock. The Company's intention is to make such redemption in Common Stock, and accordingly the Series A Preferred Stock has been included in Stockholder's Equity. Proceeds to the Company from this Private Placement were $1,160,000 net of legal fees of $40,000.

         During the year ended December 31, 1998, net cash used in operating activities was $4,023,000, as compared to $4,062,000 during the prior year. The lower usage of cash by the Company in 1998 was primarily due to the lower net loss. The Company had net working capital of approximately $1,410,000 at December 31, 1998, and will require additional funds to continue preclinical testing and clinical trials of its potential products. The Company believes that available cash at December 31, 1998 will satisfy its operating needs into the third quarter of 1999, at which time additional funding will be required.

         On February 16, 1999, the underwriter of the Company's IPO agreed to surrender a purchase option for 110,000 shares of Common Stock exercisable at $11.20 per share, which it had acquired in connection with the IPO and which was due to expire on January 12, 2000. In exchange for surrender of this option, the Company agreed to issue an equal number of shares to the underwriter at $0.60 per share, for total proceeds of $66,000.

         On March 31, 1999, the Company sold 66,667 shares of Series B Redeemable Convertible Preferred Stock ("Series B Preferred") and 183,333 shares of Common Stock to an institutional investor in a Private Placement pursuant to Regulation D under the Securities Act of 1933. Rights and preferences on the Series B Preferred were identical to the Series A Preferred stock sold in November 1998 and discussed above. Proceeds from this Private Placement closed on March 31, 1999 were approximately $485,000, net of legal costs.

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

        The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1998, the Company had net operating loss ("NOL") and tax credit carry forwards for income tax purposes of approximately $16,953,000 and $596,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carry forwards begin to expire in 2008. The Tax Reform Act of 1986 provides for an annual limitation on the use of NOL and credit carry forwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carry forwards. The Company has made no determination concerning whether there has been such a cumulative change in ownership. It is possible that such a change in ownership occurred following the completion of the Company's IPO, subsequent private placements, and subsequent exercise of warrants. Accordingly, the Company's ability to utilize the aforementioned carry forwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carry forwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

ITEM 7.  FINANCIAL STATEMENTS.

         The  financial  statements  and  supplementary   financial  information
required to be filed under this Item are presented on pages F-1 through F-25 of this Annual Report on Form 10-KSB, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS.

         None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors," "Executive Compensation" and "Compliance with Section 16(a)" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 10.  EXECUTIVE COMPENSATION.

         The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors--Compensation of Directors" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Certain Relationships and Related Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

EXHIBIT NO.                              DESCRIPTION

 3.1(a)      --      Certificate of Incorporation  (incorporated by reference to
                     Exhibit 3.1 to the Company's Registration Statement on Form
                     SB-2)  (Registration  No.   33-85416-A)(the   "Registration
                     Statement")).

3.1(b)*      --      Certificate  of  Designation,  Preferences  and  Rights  of
                     Series A Redeemable Convertible Preferred Stock.

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

EXHIBIT NO.                              DESCRIPTION

  4.3        --      Investment  Agreement  between  the  Company  and  SunPharm
                     Investors,  L.P., (incorporated by reference to Exhibit 4.4 to the  Company's  Quarterly  Report on Form 10-QSB for the
                     quarter ended June 30, 1997 (the "June 1997 Form  10-QSB"))
                     dated  January 11,  1993,  relating to the  Company's  9.5%
                     Extendable Notes and Warrants (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement).

  4.4        --      Revised  form of  Unit  Purchase  Option  issued  to  Royce
                     Investment  Group,  Inc.   (incorporated  by  reference  to
                     Exhibit   4.5  to   Amendment   No.  3  to  the   Company's
                     Registration Statement).

  4.5        --      Unit Purchase  Agreement dated March 28, 1997,  between the
                     Company and several purchasers name therein (incorporated by reference to Exhibit 4.1 to the Company's Quarterly
                     Report on Form 10-QSB for the quarter  ended March 30, 1997
                     (the "March 1997 Form 10-QSB")).

  4.6        --      Warrant Agreement dated March 28, 1997, between the Company and several purchasers names therein (incorporated by reference to Exhibit 4.2 to the Company's March 1997 Form
                     10-QSB).

 4.7         --      Securities  Purchase  Agreement  dated  November  13, 1998, between the Company and several purchasers named therein.


10.1         --      Patent  License  Agreement  between  the  Company  and  the
                     University  of  Florida  Research  Foundation,  Inc.  dated
                     December 9, 1991, as amended by the First Amendment thereto dated December 30, 1991 and the Second Amendment dated
                     March 26, 1993 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement).

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

10.5**       --      Amended and Restated  1994 Stock Option Plan  (incorporated by  reference to Exhibit  10.1 to the  Company's  June 1997
                     Form 10-QSB).

10.6**       --      Employment  Agreement  between the  Corporation  and Stefan
                     Borg dated  April 1, 1993  (incorporated  by  reference  to
                     Exhibit 10.6 to the Company's Registration Statement).

10.7         --      Stock Appreciation Rights Agreement between the Company and
                     Craig  Siegler  dated  August  1,  1994   (incorporated  by
                     reference  to Exhibit  10.7 to the  Company's  Registration
                     Statement).

10.8         --      Stock  Purchase  Warrant  between the  Company   and Craig
                     Siegler dated August 18, 1994 (incorporated by reference to
                     Exhibit 10.8 to the Company's Registration Statement).

10.9**       --      Consulting Agreement between the Company and Dr. Raymond J.
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

EXHIBIT NO.                              DESCRIPTION

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

10.19        --      Form of  Subscription  Agreement  relating to 1996  Private
                     Placement   of  Units   consisting   of  Common  Stock  and
                     Redeemable Common Stock Purchase Warrants  (incorporated by reference to Exhibit 4.1 to the  Company's  September  1996
                     Form 10-QSB).

10.20        --      Fourth  Amendment to Patent License  Agreement  between the
                     Company and the University of Florida Research  Foundation,
                     Inc. effective September 9, 1996 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 Form 10-KSB")).

10.21        --      Lock-up   Agreement   between  the  University  of  Florida
                     Research  Foundation,  Inc.  and  members  of the  Board of
                     Directors   of  Company   effective   December   31,   1996
                     (incorporated   by  reference  to  Exhibit   10.21  to  the
                     Company's 1997 Form 10-KSB).

10.22        --      Fifth  Amendment to Patent  License  Agreement  between the
                     Company and the University of Florida Research  Foundation,
                     Inc. dated December 26, 1997  (incorporated by reference to
                     Exhibit 10.22 to the Company's 1997 Form 10-KSB).

10.23        --      First  Amendment to Amended and Restated  1995  Nonemployee
                     Directors' Stock Option Plan  (incorporated by reference to
                     Exhibit  10.1 to the  Company's  Quarterly  Report  on Form
                     10-QSB for the quarter ended June 30, 1998).

10.24*       --      Second Amendment to Corporate  Research  Agreement  between
                     the  Company  and  the   University  of  Florida   Research
                     Foundation, Inc. dated September 9, 1996.

10.25*       --      Third Amendment to Corporate Research Agreement between the
                     Company and the University of Florida Research  Foundation,
                     Inc. dated April 2, 1998.

11.1*        --      Calculation of weighted average shares  outstanding and net loss of per share for the twelve months ending December 31, 1998 and 1997.

27.1*        --      Financial Data Schedule *

----------
     *Filed herewith.
  **Management or compensatory plan.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SUNPHARM CORPORATION

                               By: /s/ STEFAN BORG
                                   ---------------------------------------------
                                       Stefan Borg
                                       President and Chief Executive Officer

                               Date:  March 30 , 1999
                                    --------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Date:  March 30, 1999         /s/ STEFAN BORG
                                  ----------------------------------------------
                                  Stefan Borg
                                  President and Chief Executive Officer
                                 (Principal Executive Officer)

Date:  March 30, 1999         /s/ PAUL M. HERRON
                                  ----------------------------------------------
                                  Paul M. Herron
                                  Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Date:  March 30, 1999         /s/ PHILIP R. TRACY
                                  ----------------------------------------------
                                  Philip R. Tracy
                                  Chairman of the Board of Directors

Date:  March 30, 1999         /s/ CHARLES L. DIMMLER III
                                  ----------------------------------------------
                                  Charles L. Dimmler III, Director


Date:  March 30, 1999         /s/ JERRY T. JACKSON
                                  ----------------------------------------------
                                  Jerry T. Jackson, Director

Date:  March 30, 1999         /s/ ROBERT S. JANICKI, M.D.
                                  ----------------------------------------------
                                  Robert S. Janicki, Director

Date:  March 30, 1999         /s/ JAY MOORIN
                                  ----------------------------------------------
                                  Jay Moorin, Director

Date:  March 30, 1999         /s/ JACQUES REJEANGE
                                  ----------------------------------------------
                                  Jacques Rejeange, Director

Date:  March 30, 1999         /s/ ROBERT A. SCHOELLHORN
                                  ----------------------------------------------
                                  Robert A. Schoellhorn, Director

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997 AND THE PERIOD
FROM MAY 3, 1990 (DATE OF INCORPORATION) TO
DECEMBER 31, 1998 AND INDEPENDENT AUDITORS'
REPORT

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of SunPharm Corporation:

We have audited the accompanying balance sheets of SunPharm Corporation (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from May 3, 1990 (date of incorporation) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the period May 3, 1990 (date of incorporation) through December 31, 1994 were audited by other auditors whose report, dated April 3, 1995, expressed an unqualified opinion on those statements. The financial statements for the period May 3, 1990 (date of incorporation) through December 31, 1994 reflect total revenues and net loss of $1,885,000 and $4,390,367, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of SunPharm as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the two years then ended, and for the period from May 3, 1990 (date of incorporation) to December 31, 1998, in conformity with generally accepted accounting principles.

The Company is in the  development  stage at December 31, 1998.  As discussed in
Note 1 to the financial statements, successful completion of the Company's development program and ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of sales adequate to support the Company's cost structure.


DELOITTE & TOUCHE LLP
Jacksonville, Florida
February 12, 1999

SUNPHARM CORPORATION
(A Development Stage Company)

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


ASSETS                                                                  1998            1997

CURRENT ASSETS:
  Cash                                                              $         --    $    356,969
  Investments                                                          1,699,200       4,268,566
  Prepaid expenses and other                                             162,734         206,024
                                                                    ------------    ------------
    Total current assets                                               1,861,934       4,831,559
RECEIVABLE FROM STOCKHOLDER                                              124,865         106,611
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $17,085 and $10,322                                     57,933          30,319
OTHER ASSETS                                                               9,275           3,250
                                                                    ------------    ------------
TOTAL ASSETS                                                        $  2,054,007    $  4,971,739
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $    213,627    $    399,996
  Accrued liabilities                                                    135,580         231,754
  Notes payable                                                          102,706         155,271
                                                                    ------------    ------------
    Total current liabilities                                            451,913         787,021

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Undesignated serial preferred stock, $.001 par value, 2,200,000
    and 2,500,000 shares authorized, none issued and outstanding              --              --
  Series A redeemable convertible preferred stock,
    $.001 par value, 300,000 and 0 shares authorized, issued
    and outstanding (cumulative dividends in arrears of
    $12,887 at December 31, 1998)                                            300              --
  Common stock, $.0001 par value, 25,000,000 shares
    authorized, 6,621,395 and 5,737,828 issued and outstanding               662             574
  Additional paid-in capital                                          20,871,578      19,687,198
  Deficit accumulated during development stage                       (19,270,446)    (15,503,054)
  Accumulated other comprehensive income                                      --              --
                                                                    ------------    ------------
          Total stockholders' equity                                   1,602,094       4,184,718
                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  2,054,007    $  4,971,739
                                                                    ============    ============


The accompanying notes are an integral part of these financial statements.

SUNPHARM CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

                                                                PERIOD FROM
                                                                MAY 3, 1990
                                                                 (DATE OF
                                                               INCORPORATION)
                                         YEARS ENDED                TO
                                         DECEMBER 31,           DECEMBER 31,
                               ----------------------------    --------------
                                    1998           1997            1998

SPONSORED RESEARCH/
  SUBLICENSING REVENUES        $    230,729    $         --    $  3,115,729

INTEREST INCOME                     163,126         280,045         678,433
                               ------------    ------------    ------------

          Total revenues            393,855         280,045       3,794,162
                               ------------    ------------    ------------

EXPENSES:
  Research and development        2,509,561       2,417,209      12,495,801
  General and administrative      1,651,686       1,769,261      10,078,807
  Royalty                                --              --         490,000
                               ------------    ------------    ------------

          Total expenses          4,161,247       4,186,470      23,064,608
                               ------------    ------------    ------------

NET LOSS                       $ (3,767,392)   $ (3,906,425)   $(19,270,446)
                               ============    ============    ============

LOSS PER SHARE                 $      (0.64)   $      (0.75)
                               ============    ============

SHARES USED IN COMPUTING
  LOSS PER SHARE                  5,876,875       5,214,733
                               ============    ============


The accompanying notes are an integral part of these financial statements.

SUNPHARM CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                            Redeemable Convertible
                                                                               Preferred Stock
                                                               --------------------------------------------------
                                                                     SERIES A                    SERIES B
                                                               ----------------------   -------------------------
                                                                SHARES       AMOUNT       SHARES         AMOUNT
  Issuance of common stock for services,
    October 1991 ($.0064 per share)
  Issuance of common stock for license agreement rights,
    December 1991 ($.0064 per share)
  Issuance of common stock for cash, December 1991
    ($.0064 per share)                                         ---------    ---------    ---------      ---------

BALANCE, DECEMBER 31, 1991
  Issuance of Series A for cash, February through
    November 1992 ($1.67 per share)                              307,500    $ 513,525
  Issuance of Series B for cash, October through
    December 1992 ($5.00 per share)                                                         32,500      $ 162,500
  Issuance of common stock for services, October 1992
    ($.32 per share)
  Issuance of Series B for services, December 1992
    ($5.00 per share)                                                                        5,000         25,000
  Net loss
                                                               ---------    ---------    ---------      ---------
BALANCE, DECEMBER 31, 1992                                       307,500      513,525       37,500        187,500
  Issuance of Series B for cash, April through June 1993
    ($5.00 per share)                                                                       57,500        287,500
  Issuance of Series B for services, June 1993
    ($5.00 per share)                                                                        1,500          7,500
  Issuance of common stock for services, March 1993
    ($.32 per share)
  Issuance of common stock for cash, December 1993
    ($.32 per share)
  Net loss
                                                               ---------    ---------    ---------      ---------
BALANCE, DECEMBER 31, 1993                                       307,500      513,525       96,500        482,500
  Other Comprehensive income:
    Deferred compensation
    Amortization of deferred compensation
  Exercise of stock options, September 1994 ($.32 per share)
  Issuance of warrants to purchase common stock in
    connection with the Bridge notes ($2.63 per share)
  Net loss
                                                               ---------    ---------    ---------      ---------
BALANCE, DECEMBER 31, 1994                                       307,500      513,525       96,500        482,500
  Compensation expense
  Conversion of preferred stock to common stock                 (307,500)    (513,525)     (96,500)      (482,500)
  Initial public offering
  Net loss
                                                               ---------    ---------    ---------      ---------
BALANCE, DECEMBER 31, 1995                                            --           --           --             --
  Exercise of warrants
  Issuance of common stock
  Issuance of common stock for settlement of litigation
  Net loss
                                                               ---------    ---------    ---------      ---------
BALANCE, DECEMBER 31, 1996                                                  $                           $
                                                               =========    =========    =========      =========


The accompanying notes are an integral part of these financial statements.


------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Deficit
                                                                                                      Accumulated  Accumulated
                                                                   Common Stock        Additional       Other        During
                                                             ----------  -----------    Paid-in    Comprehensive Development
                                                               Shares      Amount        Capital        Income        Stage
  Issuance of common stock for services,
    October 1991 ($.0064 per share)                             467,400  $        47   $     2,953
  Issuance of common stock for license agreement rights,
    December 1991 ($.0064 per share)                            311,600           31         1,969
  Issuance of common stock for cash, December 1991
    ($.0064 per share)                                          148,010           15           935
                                                             ----------  -----------   -----------    ----------- ------------
BALANCE, DECEMBER 31, 1991                                      927,010           93         5,857
  Issuance of Series A for cash, February through
    November 1992 ($1.67 per share)
  Issuance of Series B for cash, October through
    December 1992 ($5.00 per share)
  Issuance of common stock for services, October 1992
    ($.32 per share)                                              3,895                      1,250
  Issuance of Series B for services, December 1992
    ($5.00 per share)
  Net loss                                                                                                        $   (998,004)
                                                             ----------  -----------   -----------    ----------- ------------
BALANCE, DECEMBER 31, 1992                                      930,905           93         7,107                    (998,004)
  Issuance of Series B for cash, April through June 1993
    ($5.00 per share)
  Issuance of Series B for services, June 1993
    ($5.00 per share)
  Issuance of common stock for services, March 1993
    ($.32 per share)                                             31,160            3         9,997
  Issuance of common stock for cash, December 1993
    ($.32 per share)                                             15,580            2         4,998
  Net loss                                                                                                          (1,233,352)
                                                             ----------  -----------   -----------    ----------- ------------
BALANCE, DECEMBER 31, 1993                                      977,645           98        22,102                  (2,231,356)
  Other Comprehensive income:
    Deferred compensation                                                                  818,308    $  (818,308)
    Amortization of deferred compensation                                                                 818,308
  Exercise of stock options, September 1994 ($.32 per share)      7,790            1         2,499
  Issuance of warrants to purchase common stock in
    connection with the Bridge notes ($2.63 per share)                                     600,000
  Net loss                                                                                                          (2,159,011)
                                                             ----------  -----------   -----------    ----------- ------------
BALANCE, DECEMBER 31, 1994                                      985,435           99     1,442,909                  (4,390,367)
  Compensation expense                                                                      28,188
  Conversion of preferred stock to common stock                 634,100           63       995,962
  Initial public offering                                     1,265,000          126     7,175,375
  Net loss                                                                                                          (4,369,653)
                                                             ----------  -----------   -----------    ----------- ------------
BALANCE, DECEMBER 31, 1995                                    2,884,535          288     9,642,434                  (8,760,020)
  Exercise of warrants                                          236,721           24       458,697
  Issuance of common stock                                      537,623           54     2,636,195
  Issuance of common stock for settlement of litigation          50,000            5       324,995
  Net loss                                                                                                          (2,836,609)
                                                             ----------  -----------   -----------    ----------- ------------
BALANCE, DECEMBER 31, 1996                                    3,708,879  $       371   $13,062,321    $        -- $(11,596,629)
                                                             ==========  ===========   ===========    =========== ============


The accompanying notes are an integral part of these financial statements.

SUNPHARM CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
------------------------------------------------------------------------------

                                                 REDEEMABLE CONVERTIBLE
                                                     PREFERRED STOCK
                                    ------------------------------------------
                                           SERIES A            SERIES B
                                    ------------------------------------------
                                      SHARES     AMOUNT     SHARES     AMOUNT

BALANCE, DECEMBER 31, 1996

  Exercise of stock options
  Issuance of common stock
  Issuance of warrants for service
  Net loss
                                    ---------  ---------  ---------  ---------
BALANCE, DECEMBER 31, 1997

  Exercise of stock options
  Issuance of common stock
  Issuance of preferred stock         300,000  $     300
  Net loss
                                    ---------  ---------  ---------  ---------
BALANCE, DECEMBER 31, 1998            300,000  $     300
                                    =========  =========  =========  =========

                                                                     (Concluded)
The accompanying notes are an integral part of these financial statements.

                                                                                                     DEFICIT
                                                                                ACCUMULATED       ACCUMULATED
                                        COMMON STOCK           ADDITIONAL          OTHER             DURING
                                  ----------------------------  PAID-IN        COMPREHENSIVE      DEVELOPMENT
                                        SHARES      AMOUNT      CAPITAL           INCOME             STAGE

BALANCE, DECEMBER 31, 1996             3,708,879    $ 371      $ 13,062,321                        $(11,596,629)

  Exercise of stock options               75,663        8            15,802
  Issuance of common stock             1,953,286      195         6,519,055
  Issuance of warrants for service                                   90,020
  Net loss                                                                                           (3,906,425)
                                     -----------    -----      ------------     ------------       ------------
BALANCE, DECEMBER 31, 1997             5,737,828      574        19,687,198                         (15,503,054)

  Exercise of stock options               30,002        3            17,582
  Issuance of common stock               883,565       85             7,398
  Issuance of preferred stock                                     1,159,400
  Net loss                                                                                           (3,767,392)
                                     -----------    -----      ------------     ------------       ------------
BALANCE, DECEMBER 31, 1998             6,621,395    $ 662      $ 20,871,578     $          -       $(19,270,446)
                                      ==========    =====      ============     ============       ============

                                                                     (Concluded)

SUNPHARM CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                 PERIOD FROM
                                                                                                 MAY 3, 1990
                                                                                                  (DATE OF
                                                                          YEARS ENDED           INCORPORATION)
                                                                          DECEMBER 31,                TO
                                                                ----------------------------      DECEMBER 31,
                                                                      1998             1997          1998
OPERATING ACTIVITIES:
  Net loss                                                      $ (3,767,392)   $ (3,906,425)   $(19,270,446)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                    8,282           5,692          85,680
      Compensation expense related to options, warrants
        and stock appreciation rights                                     --          90,020         999,016
      Amortization of deferred offering costs incurred in
        connection with issuance of Bridge Notes                          --              --         775,000
      Write-off of patents                                                --              --          70,120
       Increase in receivable from stockholder                       (18,254)        (96,611)       (124,865)
       Decrease (increase) in prepaid expenses
        and other assets                                              37,265         406,042        (170,400)
       (Decrease) increase in accounts payable                      (186,369)         76,545         213,627
       (Decrease) increase in accrued liabilities                    (96,174)       (637,491)        141,830
       Increase in accrued legal fees                                     --              --         300,000
                                                                ------------    ------------    ------------
          Total adjustments                                         (255,250)       (155,803)      2,290,008
                                                                ------------    ------------    ------------

          Net cash used in operating activities                   (4,022,642)     (4,062,228)    (16,980,438)
                                                                ------------    ------------    ------------

INVESTING ACTIVITIES:
  Purchases of short-term investments                             (8,553,779)    (12,815,678)    (26,488,831)
  Sales and maturities of short-term investments                  11,123,145      10,342,424      24,789,631
  Purchases of property and equipment                                (35,896)        (26,824)        (79,918)
  Payment of patent costs                                                 --              --         (67,424)
                                                                ------------    ------------    ------------

          Net cash provided by (used in) investing activities      2,533,470      (2,500,078)     (1,846,542)
                                                                ------------    ------------    ------------

                                                                                                     Continued

                                                       F-9

SUNPHARM CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                 PERIOD FROM
                                                                                                 MAY 3, 1990
                                                                                                  (DATE OF
                                                                          YEARS ENDED           INCORPORATION)
                                                                          DECEMBER 31,                TO
                                                                ----------------------------      DECEMBER 31,
                                                                      1998             1997          1998
FINANCING ACTIVITIES:
  (Repayments of) proceeds from notes payable                   $    (52,565)   $     43,070    $      2,706
  Issuance of Series A redeemable convertible
    preferred stock                                                1,159,700              --       1,673,225
  Issuance of Series B redeemable convertible
    preferred stock                                                       --              --         450,000
  Issuance of common stock                                            25,068       6,535,060      17,298,397
  Stock offering costs                                                    --              --        (597,348)
  Proceeds from payable to stockholders                                   --         542,500
  Repayment of payable to stockholders                                    --              --        (542,500)
                                                                ------------    ------------    ------------

          Net cash provided by financing activities                1,132,203       6,578,130      18,826,980
                                                                ------------    ------------    ------------

NET CHANGE IN CASH                                                  (356,969)         15,824              --

CASH AT BEGINNING OF PERIOD                                          356,969         341,145              --
                                                                ------------    ------------    ------------

CASH AT END OF PERIOD                                           $         --    $    356,969    $         --
                                                                ============    ============    ============

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                        $      4,064    $      2,512    $    171,516
                                                                ============    ============    ============


The accompanying notes are an integral part of these financial statements.                         (Concluded)

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM
MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998
--------------------------------------------------------------------------------


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

      In order to continue its research and product development activities as planned, the Company has raised equity through an initial public offering ("IPO") and various private placements of the Company's Common Stock and Series A and Series B Redeemable Convertible Preferred Stock. Such offerings through December 31, 1998 have resulted in proceeds of approximately $19,421,000. The Company intends to obtain additional funds for research and development through collaborative arrangements with corporate partners, additional financings, and from other sources; however, there can be no assurance that the Company will be able to obtain necessary financing when required or what the terms of any financing, if obtained, might be. Accordingly, there can be no assurance of the Company's future success.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

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

      RESEARCH AND DEVELOPMENT - Sponsored research payments are recognized as revenue when the research underlying such payments has been performed. Research and development expenses are charged to operations as incurred. Research and development expenses principally include, among other things, consulting fees and cost reimbursements to UFRFI, preclinical and clinical testing of compounds under investigation, and salaries and benefits of employees engaged in research and development activities.

      PROPERTY AND EQUIPMENT - Office and laboratory equipment and leasehold improvements are carried at cost less accumulated depreciation, which is computed on a straight-line basis over the estimated useful lives of the related assets. The useful lives generally fall between 5 and 10 years.

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

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

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

      RECENTLY ADOPTED ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that statement. SFAS No. 130 requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Adoption of SFAS No. 130 did not have a material impact on the financial statements.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. The Company is in one business segment and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), effective for fiscal years beginning after December 15, 1997. SFAS 132 revises employer disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. Adoption of SFAS No. 132 did not have a material impact on the financial statements.

      NEW ACCOUNTING STANDARDS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not determined the effect of this statement on its financial statement disclosure.

3.    INITIAL PUBLIC OFFERING AND SUBSEQUENT SECURITIES OFFERINGS

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

      In connection with the IPO, the Company sold to the Representative, for nominal consideration, a unit purchase option to purchase up to 110,000 Units substantially identical to the Units sold in the offering in all respects, except that each warrant included in the unit purchase option entitled the holder to purchase

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

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

      Upon the closing of the IPO in January 1995, the Series A and Series B Redeemable Convertible Preferred Stock outstanding automatically converted into 479,700 and 154,400 shares of common stock, respectively. The Company presently has 2,200,000 shares of undesignated serial preferred stock authorized, with none issued and outstanding.

      During the year ended December 31, 1996, the Company completed a private placement of 537,623 units pursuant to Regulation D of the Securities Act of 1933 for $5.50 per Unit. Each unit consists of one share of the Company's common stock and one redeemable Common Stock Purchase Warrant ("1996 Warrant"). The 1996 Warrants included in these units expire four years from the date of issuance and have exercise prices of $5.50 per share until the anniversary date, $6.50 per share until the second anniversary date, and $7.50 per share thereafter. The 1996 Warrants are subject to redemption by the Company at $.01 per 1996 Warrant, provided the Company's common stock closes at a price of $8.50, $9.50 or $10.50 per share for twenty consecutive days during the second, third or fourth years, respectively, of the term of the 1996 Warrant.

      Proceeds from the private placement as well as proceeds from the warrant exchange discussed in Note 7 were approximately $3,095,000 in cash, net of placement agent and other offering costs of approximately $355,000.

      During the year ended December 31, 1997, the Company sold 1,948,286 units, each consisting of one share of the Company's common stock and one redeemable Common Stock Purchase Warrant ("1997 Warrant") for $3.50 per unit. The 1997 Warrants included in the units expire five years from the date of issuance. In case of a "cashless exercise," the 1997 Warrant exercise price is $4.00 per share plus forty percent of the difference between the current trading price of the Company's common stock and $4.00; in all other cases, the 1997 Warrant exercise price is $4.00 per share plus thirty percent of the difference between the current trading price of the Company's common stock and $4.00. The 1997 Warrants are subject to redemption by the Company at the exercise price, provided the Company's common stock closes at a price of $16.00, $20.00, or $28.00 per share for twenty consecutive days during the second,

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      third, fourth or fifth years, respectively, of the term of the 1997 Warrant. Proceeds from the private placement were $6,519,250, net of placement agent and other offering costs of $324,500.

      On November 12, 1998, the Company sold 300,000 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock") and 853,565 shares of Common Stock to certain institutions and other accredited investors in a Private Placement pursuant to Regulation D under the Securities Act of 1933. The purchase price for the Preferred Stock and Common Stock sold in the Private Placement consisted of $1,200,000 in cash and the surrender by the investors of redeemable Common Stock Purchase Warrants originally issued in the Company's March 1997 private placement financing (the "1997 Warrants"). Shares of Series A Preferred Stock are initially convertible to Common Stock on a 1-for-1 basis, subject to customary antidilution adjustments. Dividends shall accrue on the Series A Preferred Stock at the rate of 8% per annum. In the event of liquidation dissolution, or winding up of the Company, or, at the option of the holders of the Preferred Stock, a consolidation or merger of the Company or a sale of all or substantially all of its assets, the Preferred Stock will be entitled to receive in preference to the Company's Common Stock an amount per share equal to the original purchase price plus any accrued dividends per share.

      Redemption of the Preferred Stock is at the request of holders of at least 33-1/3% of such shares outstanding, which request may be made at any time two years following closing of the Private Placement. In the event of such request, the Company shall be required to redeem all of the Series A Preferred Stock held by the requesting holders at a redemption price equal to $4.00 per share (subject to adjustment), plus any accrued dividends per share. The redemption price may be paid, at the Company's option, in cash or in shares of the Company's Common Stock. The Company's intention is to make such redemption in Common Stock, and accordingly the Series A Preferred Stock has been included in stockholders' equity. Proceeds to the Company form this Private Placement were approximately $1,160,000, net of legal fees of $40,000.

4.    INVESTMENTS

      At December 31, 1998 and 1997, the Company's investments consisted primarily of United States government agency obligations and high-grade commercial paper. These investments were considered as available for sale, and cost plus accrued interest approximated fair market value. At December 31, 1998 and 1997, these securities had maturities of less than one year.

5.    NOTES PAYABLE

      In January and March 1993, the Company issued notes payable in the aggregate principal amount of $522,500 primarily to SunPharm Investors L.P., a limited partnership in which 7% of the funds loaned to the Company were contributed by existing stockholders of the Company. Costs associated with this issuance totaled $57,500. There were also stock purchase warrants issued as discussed in Note 7. The notes bore interest at 9.5% through January 1995, when they were repaid.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

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

      At December 31, 1998 and 1997, notes payable as shown on the Company's balance sheets represent obligations resulting from the financing of insurance premiums.

6.    COMMITMENTS AND CONTINGENCIES

      The Company has entered into an agreement with Dr. Raymond Bergeron, inventor of the technology which the Company has licensed, under which the Company is obligated to pay $8,000 per month for consulting services through December 1999.

      In March 1993, the Company entered into an employment agreement with Mr. Stefan Borg. The agreement provides for an annual base salary of $120,000 for a three-year period beginning April 1, 1993. The board of directors approved a $30,000 bonus upon the closing of the bridge financing discussed in Note 5 and, effective June 1, 1994, the annual base salary was increased to $132,000. In March 1995, the board of directors approved a $35,000 bonus for services performed during the preceding twelve months, extended the agreement to March 31, 1997 and agreed to increase the annual base salary to $150,000, effective April 1, 1995. In August 1997, the board of directors approved a bonus of $15,000, the grant of 25,000 incentive stock options (see "1994 Plan" in Note 7) and an increase

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      in annual base salary to $200,000 effective April 1, 1997. The employment agreement with Mr. Borg continues in effect on a year-to-year basis unless terminated.

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

      The Company leases office space, furniture and equipment under operating leases. Lease expense for the years ended December 31, 1998 and 1997 was approximately $83,400 and $75,500, respectively. Future minimum commitments on operating leases at December 31, 1998 are as follows:

                        1999                    $ 110,000
                        2000                      110,000
                        2001                      110,000
                        2002                      110,000
                        2003                      110,000
                                                ---------
                                                $ 550,000
                                                =========
      The Company is subject to claims arising in the ordinary course of business but does not believe that any such claims presently identified will have a material adverse effect on its financial condition or results of operations.

7.    STOCK OPTIONS, WARRANTS AND OTHER INCENTIVE COMPENSATION

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

      During 1996, the Company offered the Bridge Notes warrant holders discussed in Note 5 and SunPharm Investors L.P. discussed above a thirty percent reduction in their applicable exercise price if they exercised their warrants prior to December 31, 1996. Additionally, for each four warrants exercised, a

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

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

      The 1994 Plan is composed of incentive stock options and nonqualified stock options. The options generally vest over a two- to five-year period, and the incentive stock options expire 10 years from the date of grant. For the years ended December 31, 1998 and 1997, there were 50,000 shares and 124,500 shares granted from this plan, respectively.

      On July 10, 1995, the stockholders of the Company approved the SunPharm Corporation 1995 Nonemployee Directors' Stock Option Plan (the "1995 Directors' Plan"). The maximum number of shares of common stock with respect to which options may be granted under this plan is 300,000 as amended in 1997, subject to appropriate adjustment upon a reorganization, stock split, recapitalization or other change in the Company's capital structure. Directors who are not employees or consultants to the Company are eligible to receive nonqualified stock options which, in accordance with the plan, must be issued at one hundred percent (100%) of the fair market value of the common stock of the Company on the date of grant. Directors who are eligible to receive options under the 1995 Directors' Plan, will be entitled to receive an option to purchase 25,000 shares of common stock on the date on which they become a director. Additionally, eligible directors will be entitled to receive options annually on the date of their reelection to the Board of Directors to purchase 5,000 shares (with an additional 10,000 shares for the Chairman of the Board of Directors, if he is eligible) of common stock. For the years ended December 31, 1998 and 1997, options to purchase 40,000 and 125,000 shares of common stock were granted under the 1995 Directors' Plan.

      In August 1994, the Company elected a director of the Company, and engaged him as a consultant to provide management, marketing, economic and strategic planning services during a two-year period. The director was compensated under such consulting agreement at a rate of $7,500 per month, and by the issuance of a stock appreciation right ("SAR") for 150,000 common stock equivalents, exercisable (commencing in 1996 with respect to 50% and in 1997 with respect to the remainder) in an amount equal to the excess of the fair market value of the Company's common stock on the date of exercise over the initial public offering price of the Units. Such stock appreciation right terminates on January 1, 2000. As

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      consideration for his serving on the Board of Directors, the director was granted a five-year stock purchase warrant ("Warrant") for 225,000 shares of common stock of the Company, such warrant being exercisable at a price of $5.50 per share. In 1995, the Company recorded compensation expense of $18,750 and $28,188 in connection with the SAR and the warrant, respectively, and due to the terms, may incur additional non-cash charges in the future. No compensation expense has been recorded since 1995 related to any options, warrants or SARs based on the quoted market value of the Company's common stock.

      During the year ended December 31, 1997, the Company issued warrants to two investment companies to purchase 150,000 shares of the Company's common stock. The warrants were valued at approximately $90,000 which represents the fair value of the services provided. Such amount was expensed with a corresponding increase to additional paid-in-capital during the year ended December 31, 1997.

      SFAS NO. 123 REQUIRED DISCLOSURE

      If compensation cost for stock option, SARs and warrant grants ("Grants") had been determined based on the fair value at the grant dates for 1998 and 1997 consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                      1998               1997

Net loss                  As reported             $(3,767,392)      $(3,906,425)
                          Pro forma                (4,204,638)       (4,464,082)

Loss per share            As reported                   (0.64)            (0.75)
                          Pro forma                     (0.72)            (0.86)

      Under SFAS No. 123, the fair value of each Grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: Dividend yield of 0% and 0%, expected volatility of 155.2% and 77.8%, risk-free interest rates of 5.28% and 6.33% , and expected lives of 7 and 7 years.

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      A summary of the status of Grants under the Company's stock-based compensation plans as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                                   1998                       1997
                                                        --------------------------  --------------------------
                                                                          WEIGHTED-                   WEIGHTED-
                                                                           AVERAGE                     AVERAGE
                                                                          EXERCISED                   EXERCISED
                                                                GRANTS      PRICE          GRANTS       PRICE

Outstanding at beginning of year                               1,561,390   $ 3.48        1,384,696     $ 3.25

  Granted                                                         90,000     3.19          249,500       3.79
  Exercised                                                      (28,573)    0.40          (72,806)      0.10
  Forfeited                                                      (80,000)    5.42
                                                               ---------                ----------


Outstanding at end of year                                     1,542,817     3.42        1,561,390       3.48
                                                              ==========                ==========

Grants exercisable at year-end                                 1,298,384                 1,205,703
                                                              ==========                ==========

Weighted-average fair value of
  Grants granted during the year                              $     3.09                $     2.88
                                                              ==========                ==========

      The following table summarizes information about the outstanding Grants at December 31, 1998:

                                              GRANTS OUTSTANDING                        GRANTS EXERCISABLE
                                 ----------------------------------------------   -------------------------------
                                     NUMBER         WEIGHTED-                        NUMBER
                                  OUTSTANDING       AVERAGE        WEIGHTED-       EXERCISABLE        WEIGHTED-
                                       AT           REMAINING       AVERAGE            AT              AVERAGE
     RANGE OF                     DECEMBER 31,      CONTRACTUAL    EXERCISE        DECEMBER 31,       EXERCISE
EXERCISE PRICES                       1998          LIFE (YEARS)      PRICE           1998             PRICE

$.0064 to $  .32                    364,873           2.04          $ 0.31            3289,473         $ 0.31
$1.60   to $2.99                    349,070           5.37            1.95             255,558           1.78
$3.00   to $4.50                    178,374           8.56            3.74             119,353           3.71
$5.375 to $5.75                     495,500           2.64            5.52             479,000           5.52
$6.54   to $8.75                    155,000           5.81            7.19             155,000           7.19
                                 ----------                                        -----------

                                  1,542,817                                          1,298,384
                                 ==========                                        ===========

      Remaining non-exercisable Grants as of December 31, 1998 become available as follows:

                                1999                     142,225
                                2000                      36,083
                                2001                      34,000
                                2002                      24,625
                                2003                       7,500
                                                        --------

                                                         244,433
                                                        ========

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

8.    FEDERAL INCOME TAXES

      The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1998, the Company has net operating loss (NOL) and tax credit carryforwards for income tax purposes of approximately $16,953,000 and $596,000, respectively, which may be available to reduce future taxable income and future tax liabilities. These carryforwards begin to expire in 2008.

      The Tax Reform Act of 1986 provides for an annual limitation on the use of NOL and tax credit carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. The Company has made no determination concerning whether there has been such a cumulative change in ownership, and it is possible that such a change in ownership occurred following the completion of the Company's IPO, subsequent private placements, and subsequent exercise of the Warrants. Accordingly, the Company's ability to utilize the aforementioned carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

      As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset related to the net operating losses and other items. The components of the Company's deferred tax assets at December 31, 1998 and 1997 are as follows:

                                          1998         1997

Net operating loss carryforwards       $6,709,000   $4,997,000
Research and development tax credits      596,000      464,000
Deferred compensation                     326,000      326,000
                                       ----------   ----------
          Total deferred tax assets     7,631,000    5,787,000

Less valuation allowance                7,631,000    5,787,000
                                       ----------   ----------

Net deferred tax assets                $       --   $       --
                                       ==========   ==========

9.    RESEARCH AND DEVELOPMENT

      In 1991, the Company issued 311,600 shares of common stock to UFRFI, recorded at $2,000, for exclusive, worldwide license agreement rights. The Company also paid a maintenance fee to UFRFI in the amount of $50,000 which was charged to research and development expense. This fee is credited toward sponsored research payments and/or royalties. In March 1993, the license agreement was amended to provide for additional patent rights for the Company in exchange for the Company's payment of patent costs incurred by UFRFI prior to the amendment, a license fee of $40,000 payable to UFRFI

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

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

      The Company has also entered into a research agreement with UFRFI. For the years ended December 31, 1996 and 1995, the Company paid $535,000 and $869,000, respectively, to UFRFI under the terms of the research agreement. The amount paid in 1995 includes the maintenance fee of $100,000 for 1996. In September 1996, this agreement was amended concurrently with the license agreement described above for increased sponsored research payments related to the Company's products from $625,000 in 1995 to $641,000 in 1996, $854,250 in 1997 and $875,000 in
      1998. These expenses are charged to operations as incurred. Failure to pay such costs could result in termination of the license agreement rights. If UFRFI were to terminate the license, the Company's rights to manufacture and market the technology and related products would terminate and such an event would have a material adverse effect on the Company. In 1995, the Company paid $50,000 to UFRFI for an additional license, described below. The Company also paid UFRFI $163,000 and $210,00 in 1998 and 1997, respectively, for reimbursement of patent costs.

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

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

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

      A director was issued options with an exercise price of $.32 per share to purchase 77,900 shares of common stock in connection with the exclusive sublicense agreement with Nippon Kayaku. The original option agreement stipulated that the options vested upon the completion of specified milestones and, accordingly, compensation expense was recorded for the portion of the options that had not vested through September 1994, at which time the Company amended the agreement to reflect vesting based upon time or the completion of specified milestones (see Note 7).

10.   SUBSEQUENT EVENTS (UNAUDITED)

      SURRENDER OF PURCHASE OPTION - On February 16, 1999, the underwriter of the Company's IPO agreed to surrender a purchase option for 110,000 shares of Common Stock exercisable at $11.20 per share, which it had acquired in connection with the IPO and which was due to expire on January 12, 2000. In exchange for surrender of this option, the Company agreed to issue an equal number of shares to the underwriter at $0.60 per share, for total proceeds of $66,000.

      PRIVATE PLACEMENT OF PREFERRED STOCK AND COMMON STOCK - On March 31, 1999, the Company sold 66,667 shares of Series B Reedeemable Convertible
      Preferred Stock at $4.00 per share, ("Series B Preferred") and 183,333 shares of Common Stock at $1.273 per share to an institutional investor in a Private Placement pursuant to Regulation D under the Securities Act of 1933. The shares of Series B Preferred are initially convertible to Common Stock on a 1-for-1 basis, subject to customary antidilution adjustments. Dividends shall accrue on the Series B Preferred at the rate of 8% per annum. In the event of liquidation, dissolution, or winding up of the Company, or, at the option of the holders of the Series B Preferred, a consolidation or merger of the Company or a sale of all or substantially all of its assets, the Series B Preferred Stock will be entitled to receive in preference to the Company's Common Stock an amount per share equal to the original purchase price plus any accrued dividends per share.

      Redemption of the Series B Preferred is at the request of holders of at least 33-1/3% of such shares outstanding, which request may be made at any time two years following closing of the Private Placement. In the event of such request, the Company shall be required to redeem all of the Series B Preferred Stock

SUNPHARM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM MAY 3, 1990 (DATE OF INCORPORATION) TO DECEMBER 31, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      held by the requesting holders at a redemption price equal to $4.00 per share (subject to adjustment), plus any accrued dividends per share. The redemption price may be paid, at the Company's option in cash or in shares of the Company's Common Stock. The Company's intention is to make such redemption in Common Stock, and accordingly the Series B Preferred has been included in stockholder's equity. Net proceeds to the Company from this Private Placement were $485,000, net of fees of approximately $15,000.

      Following is a condensed pro forma balance sheet of the Company as of December 31, 1998, after giving effect to the transactions disclosed above.

                                                                             PRO FORMA
                                                                         DECEMBER 31, 1998
                                                                         -----------------
ASSETS
Cash and short-term investments                                            $  2,250,200
Other current assets                                                            162,734
Property and equipment, net                                                      57,933
Other assets                                                                    134,140
                                                                           ------------
                                                                           $  2,605,007
                                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                                        $    451,913
Stockholders' equity:
Undesignated Preferred Stock, par value $.001 per share;
  2,000,000 shares authorized; 0 shares issued and outstanding
Series A Preferred Stock, par value $.001 per share;
  300,000 shares authorized;  300,000 shares issued and outstanding                 300
Series B Preferred Stock, par value $.001 per share;
  200,000 authorized; 66,667 shares issued and outstanding                           67
Common Stock, par value $.0001 per share;
  25,000,000 shares authorized, 6,914,728 shares issued and outstanding             691
Additional paid-in capital                                                 $ 21,422,482
Accumulated deficit during development stage                                (19,270,496)
                                                                           ------------
  Total stockholders' equity                                               $  2,153,094
                                                                           ============
                                                                           $  2,605,007
                                                                           ============

                                        * * * * *