Form 10KSB/A
period 1998-12-31
SUNPHARM CORPORATION
filed 1999-05-12
CIK 884888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-KSB/A
         (Mark One)

         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended december 31, 1998

                                       OR

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ________ to _________
                         Commission File Number 0-27578

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

                                 (904) 394-2800
                           (Issuer's telephone number)
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:
                                 Title of Class
                    Common Stock, par value $.0001 per share

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's revenues for its most recent fiscal year: $230,729

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

         Transitional Small Business  Disclosure Format (check one):
 Yes [ ]; No [X]

================================================================================

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company and their ages and positions are listed below.

       Name                   Age              Position With the Company                  Year First
       ----                   ---              -------------------------               Became a Director
                                                                                       -----------------
Stefan Borg                   45      President and Chief Executive Officer, Director        1991
Philip R. Tracy               57      Chairman of the Board of Directors                     1995
Paul M. Herron                50      Vice President and Chief Financial Officer               --
Cecilia Bryant                52      Vice President--Legal Affairs, Secretary and             --
                                      General Counsel
Ronald W. Sanda               56      Vice President--Manufacturing and Operations             --
Michael T. Cullen, M.D.       53      Vice President and Medical Director                      --
Charles L. Dimmler III        57      Director                                               1997
Jerry T. Jackson              57      Director                                               1996
Robert S. Janicki, M.D.       64      Director, Member of the Pharmaceutical                 1991
                                      Advisory Board
Jay Moorin                    48      Director                                               1997
Robert A. Schoellhorn         70      Director                                               1992

         STEFAN BORG. Mr. Borg founded the Company and has been President and Chief Executive Officer of the Company since its inception and was Chairman of the Board of Directors of the Company from inception until January 1995. From September 1991 to August 1993, Mr. Borg was a general partner of Batterson, Johnson & Borg, a venture capital partnership located in Chicago, Illinois. From 1986 to 1990, he was Vice President of Business Development of Houston Biotechnology Incorporated. From 1984 to 1986, he was Manager of Business Development for California Biotechnology, Inc. From 1982 to 1984, he was Product Manager for Bethesda Research Laboratories, Inc., a supplier of genetic engineering tools. From 1980 to 1982, he was Marketing Manager and head of Boehringer Mannheim GmbH's subsidiary in Copenhagen, Denmark. Mr. Borg received his M.B.A. in Marketing from INSEAD in Fontainebleau, France and his M.Sc. degree in Biochemistry from the University of Copenhagen.

         PHILIP R. TRACY. Mr. Tracy has been a director of the Company since October 1995 and Chairman of the Board since May 1996. Mr. Tracy is presently of counsel to Smith, Anderson, Blount, Dorsett, Mitchell and Jernigan, a law firm in Raleigh, North Carolina. From 1989 until its sale to Glaxo Inc. in 1995, Mr. Tracy was President and Chief Executive Officer of Burroughs Wellcome Co. and a member of the Board of Directors of Burroughs Wellcome Co. and its parent organizations, The Wellcome Foundation Limited and Wellcome plc. From 1974 to 1989, Mr. Tracy held several positions in the legal department of Burroughs Wellcome Co., including as Vice President, Secretary and General Counsel from 1981 to 1989. Mr. Tracy currently serves as a director of Pharmanetics, Inc. He is also a venture partner in InterSouth Associates IV, LLC, a venture capital fund that invests in early-stage technology and life sciences companies. He received a B.A. from the University of Nebraska and his L.L.B. from George Washington University.

         PAUL M. HERRON. Mr. Herron has been Vice President and Chief Financial Officer of the Company since September 1997. From 1994 to 1997, he was Director of Finance and Investor Relations for Immunomedics, Inc. From 1990 to 1994, Mr. Herron was employed by The Dupont Merck Pharmaceutical Co. as Finance Manager for two of the company's operating businesses, radiopharmaceuticals from 1990 to 1991 and multi-source products from 1991 to 1994. Previously, he served for 14 years with the Finance Department of E. I. DuPont de Nemours &

Co. in a variety of corporate finance assignments, including accounting, taxes, and employee benefits. Mr. Herron received an M.B.A. from Duke University and a B.A. in economics from Trinity College in Hartford, Connecticut.

         CECILIA BRYANT. Ms. Bryant has been Vice President--Legal Affairs, Secretary and General Counsel of the Company since September 1996 on a part-time basis. Ms. Bryant was an attorney with the Securities and Exchange Commission from 1973 to 1976, in private practice from 1976 to 1978, Special Counsel of Voyager Insurance Companies from 1978 to 1986, and in private practice thereafter. Ms. Bryant served from 1982 to 1989 on the Florida University System Board of Regents and in 1989 was its Vice Chairman. Ms. Bryant received her law degree from the University of Florida, was previously an NASD Limited Principal, and is a Certified Life Underwriter (CLU) and a Chartered Financial Consultant
(ChFC). She is an Associate Professor at Florida Coastal School of Law and a director of SunTrust Bank of North Florida, N.A.

         RONALD W. SANDA. Mr. Sanda has been Vice President--Manufacturing and Operations of the Company since July 1994. Mr. Sanda was Director, Quality Assurance of Houston Biotechnology Incorporated from 1988 to 1994. From 1986 to 1988, Mr. Sanda was Director, Quality Assurance of Biospecific Technologies, Inc. From 1961 to 1986, Mr. Sanda was employed by Ben Venue Laboratories, Inc. in various quality assurance and GMP compliance functions. Mr. Sanda has a B.S. in Chemistry from Kent State University.

         MICHAEL T. CULLEN, M.D.. Dr. Cullen has been Vice President and Medical Director of the Company since September 1998. Prior to joining SunPharm, he was Vice President, Clinical Consulting for IBAH Clinical Consulting Services from 1997 to 1998, and from 1995 to 1997 Vice President and Medical Director for IBAH U.S. Business Development. From 1994 to 1995, Dr. Cullen was CEO and co-founder of IDD Medical, Inc., and assistant and associate director, Clinical Research for 3M Pharmaceuticals from 1988 to 1994. Previously, he was a consultant in internal medicine in Owatonna, Minnesota from 1977 to 1988, and served with the National Center for Disease Control from 1972 to 1974. Dr. Cullen is board certified in internal medicine and earned his M.D. at the University of Minnesota Medical School in 1971. He also received an M.B.A. from the University of St. Thomas in St. Paul, Minnesota in 1991.

         CHARLES L. DIMMLER III. Mr. Dimmler has been a director of the Company since 1997. Mr. Dimmler has been an operating officer of Cross Atlantic Partners, Inc. and an investment officer of the Cross Atlantic Partners Funds since 1994. From 1988 to 1994, he was a General Partner of the former Hambro International Equity Partners. During the period 1986-88, Mr. Dimmler operated Metcalf Ross & Company, a business he formed to manage and commercialize intellectual property owned by prominent medical research institutions in the United States. Mr. Dimmler's experience in entrepreneurship and venture development originates from 1982 when he co-founded Applied Immune Sciences, Inc., a Santa Clara, California-based company which is now a unit of RPR Gencell (Rhone-Poulenc Rorer). Mr. Dimmler serves on the board of GeneLogic, Inc., as well as several publicly privately held portfolio companies which specialize in human health care. He also serves as a venture advisor to Burrill & Company, a San Francisco based private merchant banking concern.

         JERRY T. JACKSON. Mr. Jackson has been a director of the Company since August 1996. From 1965 until his retirement in 1995, Mr. Jackson was employed with Merck & Co., Inc. in various senior management positions, including at his retirement Executive Vice President of Merck & Co., Inc. Mr. Jackson currently serves as a director on the boards of Crescendo Pharmaceuticals Corp., Cor Therapeutics, Inc. and Molecular Biosystems, Inc. and as Chairman of Transcend Therapeutics, Inc.

         ROBERT S. JANICKI, M.D. Dr. Janicki has been a director of the Company since 1991 and a member of the Pharmaceutical Advisory Board since 1993. From 1969 until his retirement as Senior Vice President for Scientific & Medical Affairs in 1992, Dr. Janicki was employed by Abbott Laboratories. From 1968 to 1969, he was Associate Medical Director of Union Carbide Corporation's pharmaceutical division, and from 1966 to 1968, he was Associate Director of Clinical Research for the Dow Pharmaceutical Division of Dow Chemical Company. Dr. Janicki served as a director of Cetus Corporation prior to its merger with Chiron Corporation and currently serves as a director of Afferon Corporation (Wayne, Pennsylvania), a privately-held pharmaceutical company. He is presently engaged as a consultant to several health care companies. Dr. Janicki received his M.D. from Temple University School of Medicine.

         JAY MOORIN. Mr. Moorin has been a director of the Company since November 1997. Mr. Moorin is currently a partner in ProQuest, a venture capital firm that focuses its investments in oncology. From 1991 to 1998 he was Chairman, President and Chief Executive Officer of Magainin Pharmaceuticals, Inc., a public biopharmaceutical company engaged in identifying and developing compounds from the host defense systems of animals. Prior to joining Magainin, Mr. Moorin served as a Managing Director at Bear, Stearns & Co., Inc., responsible for health care investment banking, and in other capacities from 1988 to 1991. From 1983 to 1988, he was employed by E.R. Squibb & Co., Inc., first as Corporate National Accounts Director and subsequently as Vice President of Marketing and Business Development at the Squibb Mark Division.

         ROBERT A. SCHOELLHORN. Mr. Schoellhorn has been a director of the Company since 1993. Mr. Schoellhorn is presently Chairman and Chief Executive Officer of Marathon Coach, Inc. (Eugene, Oregon), a privately held company owned by Mr. Schoellhorn and certain members of his family which manufactures luxury motor coaches. From 1973 until his retirement in 1990, Mr. Schoellhorn was employed with Abbott Laboratories in various senior management positions, including Chief Executive Officer since 1979 and Chairman of the Board since 1981. For 26 years prior to joining Abbott, Mr. Schoellhorn held various management positions with American Cyanamid Corporation. Mr. Schoellhorn is presently Chairman and Chief Executive Officer of Outdoor Resorts of America, Inc., a developer and operator of luxury recreational resorts. In addition, Mr. Schoellhorn is on the board of First Community Bank of the Desert, and has previously served on the boards of SCM Corporation, Pillsbury, ITT and Shell Oil Company. He is a graduate of the Philadelphia College of Textiles and Science, where he majored in chemistry.

                          COMPLIANCE WITH SECTION 16(a)

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of Common Stock with the Securities and Exchange Commission (the "SEC") and The Nasdaq Stock Market. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all such forms that they file.

         The Company believes that during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with in a timely manner, except for reports on Form 5 for all officers and directors which were filed in May 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE

         The following table provides certain summary information concerning compensation paid or accrued during the last three years to the Company's President and Chief Executive Officer and to each of the other executive officers of the Company, determined as of the end of the last fiscal year, whose annual compensation exceeded $100,000 (the "Named Executive Officers"):


                                                                        LONG-TERM
                                                                       COMPENSATION
                                                                          AWARDS
                                                                     ------------------
   NAME AND PRINCIPAL POSITION     YEAR    ANNUAL COMPENSATION          SECURITIES
   ---------------------------     ----   ----------------------     UNDERLYING OPTIONS   ALL OTHER
                                           SALARY        BONUS       (NUMBER OF SHARES)  COMPENSATION
                                          --------      --------     ------------------  ------------
Stefan Borg                        1998   $200,000      $     --             --                 --
    President and Chief            1997    190,833        15,000         25,000                 --
    Executive Officer              1996    163,125        18,750             --                 --

Paul M. Herron                     1998   $125,000      $     --             --           $ 11,145(2)
    Vice President and Chief       1997     36,458(1)         --         50,000                 --
    Financial Officer              1996         --            --             --                 --

Ronald W. Sanda                    1998   $112,500      $     --             --                 --
    Vice President-Manufacturing   1997    103,444         4,300          7,500                 --
    and Operations                 1996    102,812         7,500             --                 --


----------
(1)      Mr. Herron commenced employment in September 1997.
(2)      Relocation expenses.


                              OPTION GRANTS IN 1998

         No stock options were granted during the year ended December 31, 1998, to the Company's Chief Executive Officer or to the other executive officers included in the Summary Compensation Table.

                                  OPTION VALUES

         The following table provides information concerning the value of unexercised options held as of December 31, 1998 the Company's Chief Executive Officer and its other executive officers named in the Summary Compensation Table (no options were exercised during such year). The fair market value of the shares of Common Stock underlying such options was determined by using the closing bid price of the Company's Common Stock, which was $1.00 per share as of December 31, 1998.


                                 NUMBER OF SECURITIES
                                UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
             NAME           OPTIONS HELD AT DECEMBER 31, 1998   OPTIONS HELD AT DECEMBER 31, 1998
             ----           ---------------------------------   ---------------------------------
                            EXERCISABLE         UNEXERCISABLE   EXERCISABLE        UNEXERCISABLE
                            -----------         -------------   -----------        -------------
Stefan Borg                   53,615               18,125        $  53,615           $  18,125

Paul M. Herron                10,417               39,583           10,417              39,583

Ronald W. Sanda               50,406                6,044           50,406               6,044

                              EMPLOYMENT AGREEMENTS

         Messrs. Borg, Herron, Sanda and Dr. Cullen have each entered into employment agreements with the Company which are renewed on a year to year basis; provided however, that either party may thereafter terminate the agreement on sixty days' notice subject to the employee's right to receive either full salary continuation for up to six months or one-half salary continuation for twelve months in the event of termination without cause, except for Mr. Borg, who is entitled to one year's salary as severance pay. The President has a policy of reviewing the salary of employees on an annual basis and may make salary and bonus recommendations to the Compensation Committee. Mr. Borg's, Herron's and Sanda's and Dr. Cullen's current annual salaries are $200,000, $125,000, $112,500 and $175,000, respectively. Bonuses are payable at the discretion of the Compensation Committee, depending on the performance of the individual and the financial position of the Company. No bonuses were paid in 1998.

         The Company has engaged Dr. Bergeron as its Chief Scientific Consultant in the areas of polyamine analogues and metal chelators on an exclusive basis through December 2000, at a current rate of $96,000 per year. Such agreement may be terminated by the Company in the event the Sponsored Research Agreement with the University of Florida Research Foundation terminates.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table presents certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999 by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Company's chief executive officer and each of the other Named Executive Officers and (iv) all directors and executive officers as a group. Except as described below, each of the persons listed in the table has sole voting and investment power with respect to the shares listed.



                                                                         SERIES A                SERIES B
                                                COMMON STOCK          PREFERRED STOCK         PREFERRED STOCK
                                           ----------------------  ----------------------  -----------------------
                                                      PERCENTAGE              PERCENTAGE               PERCENTAGE
                 NAME                      NUMBER OF BENEFICIALLY  NUMBER OF BENEFICIALLY  NUMBER OF  BENEFICIALLY
                 ----                      SHARES(1)    OWNED      SHARES(1)    OWNED      SHARES(1)      OWNED
                                           --------- ------------  --------- ------------  ---------  ------------

Cross Atlantic Partners Funds(2).....      1,428,572    18.7%           --        --            --           --
New York Life Insurance Company(3)...      1,142,858    15.3%           --        --            --
Pensionskassen for
Vaerkstedfunktionaerer i Jernet(4)...        617,261     8.8%      123,375      41.1%           --           --
Stefan Borg(5).......................        521,098     7.5%           --        --            --           --
Apoteksassistenternes Pensionskasse(6)       474,404     6.7%      123,375      41.1%           --           --
InterSouth Partners III, L.P.(7).....        467,559     6.6%       25,000       8.3%                        --
University of Florida Research
Foundation, Inc.(8)..................        342,760     5.0%           --        --            --           --
Uni-invest(9)........................        250,000     3.6%           --        --        66,667        100.0%
Philip R. Tracy(10)..................         70,000     1.0%           --        --            --           --
Charles L. Dimmler, III(11)..........      1,476,275    21.2%        1,750         *            --           --
Jerry T. Jackson(12).................         35,000      *             --        --            --           --
Robert S. Janicki(13)................        188,397     2.7%           --        --            --           --
Jay Moorin(14).......................         30,000      *             --        --            --           --
Robert A. Schoellhorn(15)............        154,350     2.2%           --        --            --           --
Paul M. Herron(16)...................         18,383      *             --        --            --           --
Ronald W. Sanda (17).................         50,664      *             --        --            --           --
All executive officers and directors
as a group (11 persons) (5)(10)-(17).      2,612,630    31.9%        6,108       2.0%           --           --


*     Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 1999, are deemed outstanding, as well as any shares of Series A or Series B Redeemable Convertible Preferred Stock held by that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(2) The business address of the Cross Atlantic Partners Funds is c/o Cross Atlantic Partners, Inc., 650 Madison Avenue, 21st Floor, New York, NY 10022. Includes warrants to purchase 714,286 shares of Common Stock.

(3) The business address of New York Life Insurance Co. is 51 Madison Avenue, New York, NY 10010. Includes warrants to purchase 571,429 shares of Common Stock.

(4) The business address of Pensionskassen for Vaerkstedfunktionaerer i Jernet is 12 Sankt Annae Plads-DK 1250, Copenhagen K, Denmark. Includes 123,375 shares of Series A Redeemable Convertible Preferred Stock.

(5) Mr. Borg's business address is The Veranda, Suite 301, 814 Highway A1A, Ponte Vedra Beach, FL 32082. Includes options to purchase 55,698 shares of Common Stock.

(6) The business address of Apoteksassistenternes Pensionskasse is Hojbro Plads 6-DK 1200, Copenhagen K, Denmark. Includes 123,375 shares of Series A Redeemable Convertible Preferred Stock.

(7) The business address of InterSouth Partners III, L.P. is One Copley Parkway, Suite 102, Morrisville, NC 27560. Includes (i) warrants to purchase 171,429 shares of Common Stock and (ii) 25,000 shares of Series A Redeemable Convertible Preferred Stock.

(8) The business address of the University of Florida Research Foundation, Inc. is 223 Grinter Hall, Gainesville, FL 32611. Dr. M. Jack Ohanian, President of the Foundation, has investment and voting control over such shares.

(9) The business address of Uni-invest is Nyropsgade 17, DK 1602, Copenhagen, Denmark. Includes 66,667 shares of Series B Redeemable Convertible Preferred Stock.

(10) Mr. Tracy's business address is 2500 First Union Capital Center, Raleigh, NC 27602. Includes options to purchase 70,000 shares of Common Stock.

(11) Mr. Dimmler's business address is 650 Madison Avenue, 21st Floor, New York, NY 10022. Includes (i) 3,592 shares of Common Stock, warrants to purchase 790 shares of Common Stock, and 700 shares of Series A Convertible Preferred Stock held by Mr.Dimmler's children, (ii) 1,428,572 shares beneficially owned by Cross Atlantic Partners Funds (including warrants to purchase 714,286 shares), of which Mr. Dimmler is an affiliate, (iii) options to purchase 35,000 shares of Common Stock, and
      (iv) 5,387 shares of Common Stock, warrants to purchase 1,184 shares of Common Stock, and 1,050 shares of Series A Convertible Preferred Stock held jointly by Mr. Dimmler and his wife.

(12) Mr. Jackson's business address is 7212 N. Secret Canyon Drive, Tucson, AZ 85718. Includes options to purchase 35,000 shares of Common Stock.

(13) Dr. Janicki's business address is The Veranda, Suite 301, 814 Highway A1A, Ponte Vedra Beach, FL 32082. Includes options to purchase 66,547 shares of Common Stock and warrants to purchase 1,000 shares of Common Stock.

(14) Mr. Moorin's business address is One Palmer Square, Suite 425, Princeton, NJ 08542. Includes options to purchase 30,000 shares of Common Stock.

(15) Mr. Schoellhorn's business address is 91333 Coburg Industrial Way, Coburg, OR 97408. Includes options to purchase 58,950 shares of Common Stock and warrants to purchase 79,400 shares of Common Stock. All shares and warrants are held by The Robert A. Schoellhorn Trust dated June 26, 1989, of which Mr. Schoellhorn serves as Trustee.

(16) Mr. Herron's business address is The Veranda, Suite 301, 814 Highway A1A, Ponte Vedra Beach, FL 32082. Includes options to purchase 17,083 shares of Common Stock.

(17) Mr. Sanda's business address is The Veranda, Suite 301, 814 Highway A1A, Ponte Vedra Beach, FL 32082. Includes options to purchase 50,664 shares of Common Stock.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On March 31, 1997, the Company loaned Mr. Borg $87,491 at 8% per annum, due March 31, 1998; this loan has been extended by the Board at a current interest rate of 8% per annum. A total of $114,816 was outstanding on this loan on March 31, 1999.

         The Company entered into License Agreements with the University of Florida Research Foundation, Inc. in December 1991 and October 1995. The Company has issued the Foundation a total of 342,760 shares of Common Stock in partial consideration for the rights granted under the License Agreements, and has ongoing royalty obligations under the License Agreements. The Company is a party to a Sponsored Research Agreement with the Foundation under which the Company has agreed to fund research at the University of Florida through the year 2000 at a cost of approximately $875,000 per year.

         On March 31, 1997, the Company sold an aggregate of 714,286 units ("Units") each consisting of one share of Common Stock and a warrant to purchase one share of Common Stock, to Cross Atlantic Partners K/S and Cross Atlantic Partners II K/S (together, "Cross Atlantic") at a price of $3.50 per Unit. Mr. Dimmler is an affiliate of Cross Atlantic. In addition, Mr. Dimmler and members of his family purchased 4,000 Units at the same price.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this amendment to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SUNPHARM CORPORATION



                                      By: /s/ PAUL M. HERRON
                                          --------------------------------------
                                              Paul M. Herron
                                              Vice President and
                                              Chief Financial Officer


                                      Date: May 12, 1999