Form 10QSB
period 1999-03-31
SUNPHARM CORPORATION
filed 1999-05-17
CIK 884888

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
         (MARK ONE)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-27578
                         ------------------------------

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

                                    Yes: [X]        No [ ]

         Number of shares of the issuer's Common Stock outstanding as of April 26, 1999: 6,914,728

================================================================================

                 STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the results of SunPharm Corporation (the "Company"), please refer to the discussions herein and to those contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 Form 10-KSB") under the caption "Item 1. Description of Business - Risk Factors."

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to these rules and regulations. However, the Company believes that the disclosures made herein are adequate and, accordingly, that the information presented is not misleading. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998, which are included in the 1998 Form 10-KSB.

                              SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (Unaudited)


                                                        MARCH 31,     DECEMBER 31,
                                                          1999             1998
                                                      ------------    ------------
                               ASSETS
Current Assets:
     Cash .........................................   $  1,041,893    $         --
     Short-term investments .......................        348,293       1,699,200
     Prepaid expenses and other ...................        137,427         162,734
                                                      ------------    ------------
          Total current assets ....................      1,527,613       1,861,934

Receivable from stockholder .......................        127,235         124,865
Property and equipment, net .......................         55,293          57,933
Other assets ......................................          9,275           9,275
                                                      ------------    ------------
          Total assets ...........................    $  1,719,416    $  2,054,007
                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accounts payable .............................   $    306,087    $    213,627
     Accrued liabilities ..........................        140,382         135,580
     Notes payable ................................         73,204         102,706
                                                      ------------    ------------
          Total current liabilities ...............        519,673         451,913

Stockholders' Equity:
     Undesignated preferred stock, par value $.001
          per share;  2,000,000 shares authorized;
          0 shares issued and outstanding .........             --              --
     Series A preferred stock, par value $.001 per
          share; 300,000 shares authorized; 300,000
          shares issued and outstanding ...........            300             300
     Series B preferred stock, par value $.001 per
          share; 200,000 shares authorized; 66,667
          and 0 shares issued and outstanding .....             67              --
     Common stock, par value $.0001 per share;
          25,000,000 shares authorized; 6,914,728
          and 6,621,395 shares issued and
          outstanding .............................            691             662
     Additional paid-in capital ...................     21,438,293      20,871,578
     Accumulated deficit during development stage .    (20,239,608)    (19,270,446)
                                                      ------------    ------------
          Total stockholders' equity ..............      1,199,743       1,602,094
                                                      ------------    ------------
          Total liabilities and
            stockholders' equity ..................   $  1,719,416    $  2,054,007
                                                      ============    ============

   The accompanying notes are an integral part of these financial statements.

                                     SUNPHARM CORPORATION
                                 (A DEVELOPMENT STAGE COMPANY)

                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                                               FROM INCEPTION
                                                                               (MAY 3, 1990)
                                               THREE MONTHS ENDED MARCH 31,        THROUGH
                                                   1999            1998        MARCH 31, 1999
                                               ------------    ------------    --------------
REVENUES:
     Sponsored research/sublicensing revenue   $         --    $         --    $  3,115,729
     Interest income .......................         18,963          48,939         697,396
                                               ------------    ------------    ------------
          Total revenues ...................         18,963          48,939       3,813,125

EXPENSES:
     Research and development ..............        583,402         549,181      13,079,203
     General and administrative ............        404,723         538,884      10,483,530
     Royalty expense .......................             --              --         490,000
                                               ------------    ------------    ------------
          Total expenses ...................        988,125       1,088,065      24,052,733
                                               ------------    ------------


NET LOSS ...................................   $   (969,162)   $ (1,039,126)   $(20,239,608)
                                               ============    ============    ============


NET LOSS PER SHARE .........................   $      (0.15)   $      (0.18)
                                               ============    ============


SHARES USED IN COMPUTING LOSS PER SHARE ....      6,677,210       5,747,049
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

                                     SUNPHARM CORPORATION
                                 (A DEVELOPMENT STAGE COMPANY)

                               STATEMENT OF STOCKHOLDERS' EQUITY
                                          (Unaudited)


                                                                                                                     Deficit
                                                                                                                   Accumulated
                                 Redeemable Convertible Preferred Stock:                              Additional      During
                                           Series A             Series B         Common Stock:         Paid-In     Development
                                 Shares     Amount    Shares    Amount      Shares     Amount          Capital        Stage
                                ----------------------------------------  ---------------------     ----------------------------
Balance at December 31, 1998 ...  300,000      $ 300        --        --   6,621,395      $ 662      $ 20,871,578   $(19,270,446)

Issuance of Common Stock .......       --         --        --        --     293,333         29           300,114             --

Issuance of Preferred Stock ....       --         --    66,667      $ 67          --         --           266,601             --

Net Loss .......................       --         --        --        --          --         --                --       (969,162)
                                ----------------------------------------  ---------------------      ---------------------------

Balance at March 31, 1999 ......  300,000      $ 300    66,667      $ 67   6,914,728      $ 691      $ 21,438,293   $(20,239,608)
                                ========================================  =====================      ===========================


                            The accompanying notes are an integral part of these financial statements.

                                         SUNPHARM CORPORATION
                                     (A DEVELOPMENT STAGE COMPANY)

                                       STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                                      FROM INCEPTION
                                                                                       (MAY 3, 1990)
                                                       THREE MONTHS ENDED MARCH 31,       THROUGH
                                                          1999             1998        MARCH 31, 1999
                                                       ------------    ------------    --------------
OPERATING ACTIVITIES
   Net loss ........................................   $   (969,162)   $ (1,039,126)   $(20,239,608)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation and amortization ............          2,640           1,962          88,320
          Compensation expense related to options,
             warrants and stock appreciation rights              --              --         999,016
          Amortization of deferred offering costs
             incurred in connection with
             issuance of Bridge Notes ..............             --              --         775,000
          Write-off of patents .....................             --              --          70,120
          (Increase) decrease  in receivable
             from stockholder ......................         (2,370)          1,316        (127,235)
          Decrease (increase) in prepaid expenses
             and other assets ......................         25,307          (3,410)       (145,093)
          Increase in accounts payable .............         92,460          31,159         306,087
          Increase (decrease) in accrued liabilities          4,802         (22,555)        446,632
                                                       ------------    ------------    ------------
             Total adjustments .....................        122,839           8,472       2,412,847
                                                       ------------    ------------    ------------
Net cash used in operating activities ..............       (846,323)     (1,030,654)    (17,826,761)
                                                       ------------    ------------    ------------

INVESTING ACTIVITIES
   Purchases of short-term investments .............             --      (3,575,313)    (26,488,831)
   Sales and maturities of short-term investments ..      1,350,907       4,550,000      26,140,538
   Purchases of property and equipment .............             --          (3,984)        (79,918)
   Payment of patent costs .........................             --              --         (67,424)
                                                       ------------    ------------    ------------
Net cash provided by (used in) investing activities       1,350,907         970,703        (495,635)
                                                       ------------    ------------    ------------

FINANCING ACTIVITIES
   Repayments of notes payable .....................        (29,502)        (65,965)        (26,796)
   Issuance of Series A preferred stock ............             --              --       1,673,225
   Issuance of Series B preferred stock ............        266,668              --         716,668
   Issuance of common stock ........................        300,143          10,590      17,598,540
   Stock offering costs ............................             --              --        (597,348)
   Proceeds from payable to shareholders ...........             --              --         542,500
   Repayment of payable to shareholders ............             --              --        (542,500)
                                                       ------------    ------------    ------------
Net cash provided by (used in) financing activities         537,309         (55,375)     19,364,289
                                                       ------------    ------------    ------------

Net change in cash .................................      1,041,893        (115,326)      1,041,893
Cash at beginning of period ........................             --         356,969              --
                                                       ------------    ------------    ------------
Cash at end of period ..............................   $  1,041,893    $    241,643    $  1,041,893
                                                       ============    ============    ============

Supplemental information:
   Cash paid for interest ..........................   $      1,552    $      2,276    $    169,004
                                                       ============    ============    ============


              The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet at March 31, 1999, the related statements of operations for the three-month periods ended March 31, 1999 and 1998 and the period from inception (May 3, 1990) through March 31, 1999, the statement of stockholders' equity at March 31, 1999, and the statements of cash flows for the three-month periods ended March 31, 1999 and 1998 and the period from inception through March 31, 1999 are unaudited. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1998 Form 10-KSB. The unaudited interim financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented, and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

NET LOSS PER SHARE

         Net loss per share is computed based on the weighted-average number of shares of Common Stock outstanding for the period.

PATENT COSTS

         The Company reimburses the University of Florida Research Foundation, Inc. ("UFRFI") for direct expenses relating to the Company's patents. Patent costs consist of legal fees and other direct costs incurred in filing, prosecuting, and maintaining the licensed patents. These costs are charged to research and development expense when incurred.

RESEARCH AND DEVELOPMENT

         Sponsored research payments are recognized as revenue when the research underlying such payments has been performed. Research and development expenses are charged to operations when incurred. Research and development expenses include, among other expenses, consulting fees and cost of reimbursements to UFRFI.

SEGMENT INFORMATION

         The Company is in one business  segment and follows the requirements of
SFAS  No.  131,   "Disclosure  about  Segments  of  an  Enterprise  and  Related
Information."

NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. At this time, the Company has not determined the effect of this statement on its financial statement disclosure.

2.       SURRENDER OF PURCHASE OPTION

         On February 16, 1999, the underwriter of the Company's initial public offering ("IPO") agreed to surrender a purchase option for 110,000 shares of Common Stock exercisable at $11.20 per share, which it had acquired in connection with the IPO and which was due to expire on January 12, 2000. In exchange for surrender of this option, the Company agreed to issue an equal number of shares of Common Stock to the underwriter at $0.60 per share, for total proceeds of $66,000.

3.       PRIVATE PLACEMENT OF PREFERRED STOCK AND COMMON STOCK

         On  March  31,  1999,  the  Company  sold  66,667  shares  of  Series B
Redeemable  Convertible  Preferred  Stock at $4.00  per  share,  (the  "Series B
Preferred") and 183,333 shares of Common Stock at $1.273 per share to an institutional investor in a private placement financing (the "Private Placement") pursuant to Regulation D under the Securities Act. The shares of Series B Preferred are initially convertible to Common Stock on a 1-for-1 basis, subject to customary antidilution adjustments. Dividends shall accrue on the Series B Preferred at the rate of 8% per annum. In the event of liquidation, dissolution, or winding up of the Company, or, at the option of the holders of the Series B Preferred, a consolidation or merger of the Company or a sale of all or substantially all of its assets, holders of the Series B Preferred will be entitled to receive in preference to the Company's Common Stock an amount per share equal to the original purchase price plus any accrued dividends per share. Proceeds from this Private Placement were approximately $485,000, net of legal fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in May 1990, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting most of its research and preclinical activities at the University of Florida, with clinical investigations conducted at various sites, including the University of Florida. The Company has incurred cumulative net losses of $20,240,000 from its inception through March 31, 1999. The Company expects to incur additional significant operating losses for at least the next two years, principally as a result of its continuing anticipated research and development and clinical trial expenditures.

         The Company has recently undertaken an assessment of its financial and operational systems to ensure Year 2000 ("Y2K") compliance. Y2K issues result from the inability of certain computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999 because certain computer programs or equipment may interpret the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business. Based on its review to date and other preliminary information, the Company does not anticipate that it will incur any significant costs relating to the remediation of Y2K issues. The Company believes that the potential impact, if any, of its systems not being Y2K compliant should not impact the Company's ability to continue its research and development activities. However, there can be no assurance at this time that the Company, its research and business partners, vendors or customers will successfully be able to identify and remedy all potential Y2K problems or that a system failure resulting from a failure to identify any such problems would not have a material adverse effect on the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Interest income decreased to $19,000 for the three months ended March 31, 1999 from $49,000 earned in the same period in 1998. The decrease is attributable to a lower average cash balance available for investment during the current quarter.

         The Company's research and development expenses totaled $583,000 for the quarter, an increase of 6% over the $549,000 recorded in the same period in 1998. The higher expenses in the current period were due to increased patent costs, partially offset by lower clinical expenses. The Company expects its 1999 research and development expenses to be roughly 10% higher than 1998 levels, in anticipation of initiating clinical trials for four drug candidates during the current year.

         General and administrative expenses were $405,000 for the three months ended March 31, 1999, as compared to $539,000 for the same period in 1998, a decrease of 25%. This resulted from a consolidation of investor relations activity by the Company, combined with a reduction in other administrative expenses, and also from lower personnel recruiting costs. The Company expects its general and administrative expenses to increase during 1999, although more slowly than its research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through collaborative research and sublicense agreements with its strategic alliance partners and through the issuance of debt and equity securities. Through March 31, 1999, the Company has received $3,116,000 of cumulative sponsored research and sublicensing revenues and $21,438,000 in consideration for the issuance of debt and equity securities, including net proceeds of approximately $7,200,000 related to its IPO in January 1995.

         During the three months ended March 31, 1999, net cash used in operating activities was $846,000, compared with $1,031,000 for the comparable period in 1998. The use of less cash in the current period was principally due to a lower net loss as a result of less expenses, as previously discussed. At March 31, 1999, the Company had cash and investments totaling $1,390,000, compared with $1,699,000 at December 31, 1998. The Company's working capital was $l,008,000 at March 31, 1999, compared to $1,410,000 at December 31, 1998. These decreases are attributable to the Company's use of cash to fund its operations during the first quarter, partially offset by the funding provided by a private placement financing as discussed below.

         On February 16, 1999, the underwriter of the Company's IPO agreed to surrender a purchase option for 110,000 shares of Common Stock exercisable at $11.20 per share, which it had acquired in connection with the IPO and which was due to expire on January 12, 2000. In exchange for surrender of this option, the Company agreed to issue an equal number of shares of Common Stock to the underwriter at $0.60 per share, for total proceeds of $66,000.

         On March 31, 1999, the Company sold 66,667 shares of Series B Preferred and 183,333 shares of Common Stock at $1.273 per share to an institutional investor in the Private Placement pursuant to Regulation D under the Securities Act. The shares of Series B Preferred are initially convertible to Common Stock on a 1-for-1 basis, subject to customary antidilution adjustments. Dividends shall accrue on the Series B Preferred at the rate of 8% per annum. In the event of liquidation, dissolution, or winding up of the Company, or, at the option of the holders of the Series B Preferred, a consolidation or merger of the Company or a sale of all or substantially all of its assets, holders of the Series B Preferred will be entitled to receive in preference to holders of the Company's Common Stock an amount per share equal to the original purchase price plus any accrued dividends per share. Proceeds from this Private Placement were approximately $485,000, net of legal fees.

         The Company is in the process of conducting a private placement of up to 2.5 million shares of Common Stock, as discussed in the Company's Proxy Statement for its Annual Meeting of Stockholders scheduled for June 8, 1999. Subscriptions have been received from several investors and are being held in escrow pending the successful approval of the proposed financing by the stockholders of the Company at the annual meeting. Due to the number of shares proposed to be sold and the likelihood of the shares being sold at a discount from market, the Company has submitted the proposed financing to its stockholders for approval at the 1999 Annual Meeting. Closing is expected to occur on the private placement immediately following the meeting.

         The Company's future success is affected by a variety of factors, including progress of the Company's research and development efforts, results of preclinical studies and clinical trials, the cost and timing of regulatory approvals, the Company's ability to obtain patent protection for its products on a cost-effective and timely basis, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, its reliance on research institutions and corporate partners, the uncertainty of health care reform, and the competitive environment in which the Company operates. The Company's existing capital resources will not be sufficient to fund the Company's operations to the point of introduction of a commercially successful product, if and when that time should arrive. No assurance can be given that additional capital will be available on acceptable terms, if at all. At the present time, the Company estimates that its cash balance will be sufficient to fund operations into the third quarter of 1999.

         The Company expects to incur substantial additional research and development expenses, including expenses associated with preclinical studies, clinical trials and drug testing. The Company intends to use a portion of its cash resources, together with funds from its existing collaborative arrangements with the Warner-Lambert Company ("Warner-Lambert") and Nippon Kayaku Co., Ltd. ("Nippon Kayaku"), for these purposes. The Company's rights to receive payments from Warner-Lambert and Nippon Kayaku, are dependent upon the achievement of certain milestones by Warner-Lambert and Nippon Kayaku, respectively, and are not within the control of the Company. No assurance can be made that such milestones will be achieved or that such payments will be received by the Company.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         During the first quarter of 1999, the Company agreed to issue an aggregate of 110,000 shares of Common Stock at the price of $.60 per share to the underwriter of the Company's IPO upon the underwriter's surrender of a purchase option for an equal number of shares of Common Stock. Proceeds of $66,000 pursuant to this transaction were received by the Company during the first quarter. The Company also issued 66,667 shares of Series B Preferred at a price per share of $4.00 and 183,333 shares of Common Stock at a price per share of $1.273 to an institutional investor in the Private Placement which closed on March 31, 1999.

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                3.1* Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock

                4.1*   Securities   Purchase  Agreement  dated  March  31,  1999
                       between the Company and Uni-Invest

               11.1* Statement of computation of weighted average shares outstanding and net loss per share

               27.1*   Financial Data Schedule



*Filed herewith.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SUNPHARM CORPORATION

Date: May 14, 1999          By: /s/ STEFAN BORG
                                ------------------------------------------------
                                    Stefan Borg
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date: May 14, 1999          By: /s/ PAUL M. HERRON
                                ------------------------------------------------
                                    Paul M. Herron
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)