Form 10QSB
period 1999-06-30
SUNPHARM CORPORATION
filed 1999-08-16
CIK 884888

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                    Yes: [X]        No [ ]

         Number of shares of the issuer's Common Stock outstanding as of August 6, 1999: 6,983,316.

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes, normally disclosed in annual financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to these rules and regulations. However, the Company believes that the disclosures made herein are adequate and, accordingly, that the information presented is not misleading. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998, which are included in the 1998 Form 10-KSB.

                                              SunPharm Corporation
                                         (A Development Stage Company)

                                                 BALANCE SHEETS
                                                  (Unaudited)

                                                                                     June 30,      December 31,
                                                                                       1999            1998
                                                                                   ------------    ------------
                                  ASSETS
Current Assets:
      Cash .....................................................................   $    404,813    $         --
      Short-term investments ...................................................        249,216       1,699,200
      Prepaid expenses and other ...............................................         94,879         162,734
                                                                                   ------------    ------------
               Total current assets ............................................        748,908       1,861,934

Receivable from stockholder ....................................................        129,656         124,865
Property and equipment, net ....................................................         56,031          57,933
Other assets ...................................................................          9,275           9,275
                                                                                   ------------    ------------
                                                                                   $    943,870    $  2,054,007
                                                                                   ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable .........................................................   $    452,623    $    213,627
      Accrued liabilities ......................................................        112,358         135,580
      Notes payable ............................................................         43,124         102,706
      Other ....................................................................         92,961              --
                                                                                   ------------    ------------
               Total current liabilities .......................................        701,066         451,913

Stockholders' Equity:
      Undesignated preferred stock, par value $0.001
          per share;  2,000,000 shares authorized;
          0 shares issued and outstanding ......................................             --              --
      Series A preferred stock, par value $0.001 per
          share; 300,000 shares authorized; 300,000
          shares issued and outstanding ........................................            300             300
      Series B preferred stock, par value $0.001 per
          share; 200,000 shares authorized; 66,667
          and 0 shares issued and outstanding ..................................             67              --
      Common stock, par value $0.0001 per share;
          25,000,000 shares authorized; 6,930,598
          and 6,621,395 shares issued and
          outstanding ..........................................................            693             662
      Additional paid-in capital ...............................................     21,440,781      20,871,578
      Accumulated deficit during development stage .............................    (21,199,037)    (19,270,446)
                                                                                   ------------    ------------
               Total stockholders' equity ......................................        242,804       1,602,094
                                                                                   ------------    ------------
                                                                                   $    943,870    $  2,054,007
                                                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                                           SunPharm Corporation
                                      (A Development Stage Company)

                                         STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                                              Three Months Ended June 30,
                                                                                  1999           1998
                                                                              ------------    -----------
Revenues:
      Sponsored Research/Sublicensing Revenue ..............................   $        --    $        --
      Interest Income ......................................................        14,097         47,093
      Miscellaneous Income .................................................         2,400             --
                                                                               -----------    -----------
           Total Revenues ..................................................        16,497         47,093

Expenses:
      Research and Development .............................................       547,124        641,512
      General and Administrative ...........................................       428,802        454,434
      Royalty Expense ......................................................            --             --
                                                                               -----------    -----------
           Total Expenses ..................................................       975,926      1,095,946

Net Loss ...................................................................   $  (959,429)   $(1,048,853)
                                                                               ===========    ===========

Net Loss per Share .........................................................   $     (0.14)   $     (0.18)
                                                                               ===========    ===========

Shares used in computing loss per share ....................................     6,929,726      5,765,919
                                                                               ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                                   -4-

                                                 SunPharm Corporation
                                             (A Development Stage Company)

                                               STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                                                        From Inception
                                                                                                         (May 3, 1990)
                                                                             Six Months Ended June 30,      Through
                                                                                1999           1998      June 30, 1999
                                                                             -----------    -----------   ------------
Revenues:
      Sponsored Research/Sublicensing Revenue ............................   $        --    $        --   $  3,115,729
      Interest Income ....................................................        33,060         96,031        711,493
      Miscellaneous Income ...............................................         2,400             --          2,400
                                                                             -----------    -----------   ------------
           Total Revenues ................................................        35,460         96,031      3,829,622

Expenses:
      Research and Development ...........................................     1,130,526      1,164,798     13,626,327
      General and Administrative .........................................       833,525      1,019,213     10,912,332
      Royalty Expense ....................................................            --             --        490,000
                                                                             -----------    -----------   ------------
           Total Expenses ................................................     1,964,051      2,184,011     25,028,659
                                                                             -----------    -----------   ------------

Net Loss .................................................................   $(1,928,591)   $(2,087,980)  $(21,199,037)
                                                                             ===========    ===========   ============

Net Loss per Share .......................................................   $     (0.28)   $     (0.36)
                                                                             ===========    ===========

Shares used in computing loss per share ..................................     6,804,165      5,756,652
                                                                             ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                                          -5-

                                                       SunPharm Corporation
                                                   (A Development Stage Company)

                                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                                            (Unaudited)


                                                                                                                       Deficit
                                                                                                                      Accumulated
                                      Redeemable Convertible Preferred Stock                            Additional      During
                                          Series A              Series B            Common Stock         Paid-In      Development
                                      Shares     Amount     Shares     Amount     Shares     Amount      Capital         Stage
                                     -----------------------------------------   -------------------   ---------------------------
Balance at December 31, 1998 .....    300,000   $   300          --         --   6,621,395   $   662   $ 20,871,578   $(19,270,446)

Issuance of Common Stock .........         --        --          --         --     309,203        31        302,602             --

Issuance of Preferred Stock ......         --        --      66,667   $     67          --        --        266,601             --

Net Loss .........................         --        --          --         --          --        --             --     (1,928,591)
                                     -----------------------------------------   -------------------   ---------------------------

Balance at June 30, 1999 .........    300,000   $   300      66,667   $     67   6,930,598   $   693   $ 21,440,781   $(21,199,037)
                                     =========================================   ===================   ===========================

The accompanying notes are an integral part of these financial statements.

                                             SunPharm Corporation
                                         (A Development Stage Company)

                                           STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                                From Inception
                                                                                                 May 3, 1990
                                                                  Six Months Ended June 30,       through
                                                                    1999             1998       June 30, 1999
                                                                 ------------    ------------   -------------
Operating activities
     Net loss ................................................   $ (1,928,591)   $ (2,087,980)   $(21,199,037)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
           Depreciation and amortization .....................          5,177           3,911          90,857
           Compensation expense related to options,
             warrants and stock appreciation rights ..........             --              --         999,016
           Amortization of deferred offering costs
             incurred in connection with
             issuance of Bridge Notes ........................             --              --         775,000
           Write-off of patents ..............................             --              --          70,120
           Increase in receivable from stockholder ...........         (4,791)         (8,331)       (129,656)
           Decrease (increase) in prepaid expenses
             and other assets ................................         67,855          (3,393)       (102,545)
           Increase (decrease) in accounts payable ...........        238,996        (123,672)        452,623
           (Decrease) increase in accrued liabilities ........        (23,222)        (70,887)        418,608
           Increase in other liabilities .....................         92,961              --              --
                                                                 ------------    ------------    ------------
             Total adjustments ...............................        376,976        (202,372)      2,574,023
                                                                 ------------    ------------    ------------
Net cash used in operating activities ........................     (1,551,615)     (2,290,352)    (18,625,014)
                                                                 ------------    ------------    ------------

Investing activities
     Purchases of short-term investments .....................     (3,134,940)     (4,368,706)    (29,623,771)
     Sales and maturities of short-term investments ..........      4,584,924       6,584,033      29,374,555
     Purchases of property and equipment .....................         (3,275)         (5,068)        (83,193)
     Payment of patent costs .................................             --              --         (67,424)
                                                                 ------------    ------------    ------------
Net cash provided by (used in) investing activities ..........      1,446,709       2,210,259        (399,833)
                                                                 ------------    ------------    ------------

Financing activities
     Repayments of notes payable .............................        (59,582)       (117,025)        (56,876)
     Issuance of Series A preferred stock ....................             --              --       1,673,225
     Issuance of Series B preferred stock ....................        266,668              --         716,668
     Issuance of common stock ................................        302,633          17,585      17,601,030
     Stock offering costs ....................................             --              --        (597,348)
     Repayment of payable to shareholders ....................             --              --        (542,500)
                                                                 ------------    ------------    ------------
Net cash provided by (used in) financing activities ..........        509,719         (99,440)     18,794,199
                                                                 ------------    ------------    ------------

Net change in cash ...........................................        404,813        (179,533)       (230,648)
Cash at beginning of period ..................................             --         356,969              --
                                                                 ------------    ------------    ------------
Cash at end of period ........................................   $    404,813    $    177,436    $   (230,648)
                                                                 ============    ============    ============

Supplemental information:
     Cash paid for interest ..................................   $      2,527    $      3,550    $    169,979
                                                                 ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet at June 30, 1999, the related statements of operations for the three- and six-month periods ended June 30, 1999 and 1998 and the period from inception (May 3, 1990) through June 30, 1999, the statement of stockholders' equity at June 30, 1999, and the statements of cash flows for the six-month periods ended June 30, 1999 and 1998 and the period from inception through June 30, 1999 are unaudited. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1998 Form 10-KSB. The unaudited interim financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented, and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

RESEARCH AND DEVELOPMENT

         Sponsored research payments are recognized as revenue when the research underlying such payments has been performed. Research and development expenses are charged to operations when incurred. Research and development expenses include consulting fees and cost of reimbursements to UFRFI, preclinical and clinical testing of drug compounds under investigation, and salaries and benefits of employees engaged in research and development activities.

SEGMENT INFORMATION

         The Company is in one business  segment and follows the requirements of
SFAS  No.  131,   "Disclosure  about  Segments  of  an  Enterprise  and  Related
Information."

NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In May 1999, the Financial Accounting Standards Board postponed the effective date for SFAS No. 133 to fiscal years beginning after June 15, 2000. At this time, the Company has not determined the effect of this statement on its financial statements.

2.       SUBSEQUENT EVENT - Surrender of Purchase Option

         On February 16, 1999, the underwriter of the Company's initial public offering ("IPO") agreed to surrender its option to purchase 110,000 shares of Common Stock at $11.20 per share, which it had acquired in connection with the IPO and which was due to expire on January 12, 2000. In exchange for surrender of this option, the Company agreed to issue an equal number of shares of Common Stock to the underwriter at $0.60 per share, for total proceeds of $66,000. Subsequent to the date of the agreement and payment of proceeds to the Company, but prior to the surrender of the underwriter's options, it was determined that the underwriter had previously assigned or disposed of a portion of such option. Accordingly, on August 11, 1999, the Company made a decision to refund to the underwriter $43,200 of the $66,000 proceeds and reduce the number of shares of Common Stock to be issued from 110,000 to 38,000.

3.       SUBSEQUENT EVENT - Merger with GelTex Pharmaceuticals, Inc.

         On August 13, 1999, the Company's Board of Directors approved the merger of the Company with GelTex Pharmaceuticals, Inc., a publicly traded Delaware corporation ("GelTex"), through a reverse triangular merger in which the Company would merge with a wholly owned subsidiary of GelTex. The Company entered into a merger agreement to effect such transaction on August 13, 1999. Both the merger and the merger agreement are subject to approval by the Company's stockholders at a special meeting to be held following approval of the proxy statement by the SEC. In the merger, the Company's stockholders will receive shares of common stock of GelTex for their shares of the Company's
Common Stock and Preferred Stock. If the stockholders approve the merger, the merger will be effected, and the closing of the merger agreement will occur, immediately following the special meeting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in May 1990, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting its research and preclinical activities at the University of Florida, with clinical investigations conducted at various sites, including the University of Florida. The Company has incurred cumulative net losses of $21,199,000 from its inception through June 30, 1999. The Company expects to incur additional significant operating losses for at least the next two years, principally as a result of its continuing anticipated research and development and clinical trial expenditures.

         The Company is continuing to assess its financial and operational systems to ensure Year 2000 ("Y2K") compliance. Y2K issues result from the inability of certain computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999 because certain computer programs or equipment may interpret the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business. Based on its review to date and other preliminary information, the Company does not anticipate that it will incur any significant costs relating to the remediation of Y2K issues. The Company believes that the potential impact, if any, of its systems not being Y2K compliant should not impact the Company's ability to continue its research and development activities. However, there can be no assurance at this time that the Company, its research and business partners, vendors or customers will successfully be able to identify and remedy all potential Y2K problems or that a system failure resulting from a failure to identify any such problems would not have a material adverse effect on the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Interest income decreased to $14,000 for the three months ended June 30, 1999 from $47,000 earned in the same period in 1998. The decrease is attributable to a lower average cash balance available for investment during the current quarter.

         The Company's research and development expenses totaled $547,000 for the quarter, a decrease of 15% from the $642,000 recorded in the same period in 1998. The lower expenses in the current period were due to a decrease in clinical expenses, in that the Company was not funding any clinical investigations during the current period.

         General and administrative expenses were $429,000 for the three months ended June 30, 1999, as compared to $454,000 for the same period in 1998, a decrease of 6%. This resulted from a decrease in employee costs, offset by increases in corporate legal expenses and in lease expense for office space.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Interest income decreased to $33,000 for the six months ended June 30, 1999 from $96,000 earned in the same period in 1998. The decrease is attributable to a lower average cash balance available for investment.

         The Company's research and development expenses totaled $1,131,000 for the six months ended June 30, 1999, a decrease of 3% over the $1,165,000 recorded in the same period in 1998. The lower expenses in the current period were due to a decrease in clinical expenses, as discussed above. The Company expects its research and development expenses in 1999 to be roughly 10% higher than in 1998, in anticipation of filing Investigational New Drug applications and initiating up to three clinical trials for drug candidates during the second half of the year.

         General and  administrative  expenses  were $834,000 for the six months ended June 30, 1999, as compared to $1,019,000 for the same period in 1998, a decrease of 18%. This resulted from a decrease in employee costs, partly offset by increases in corporate legal expenses and in lease expense for office lease. In recognition of the current trend, the Company expects general and administrative expenses for the remainder of 1999 to remain lower than 1998 levels.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through collaborative research and sublicense agreements with its strategic alliance partners and through the issuance of debt and equity securities. Through June 30, 1999, the Company has received $3,116,000 of cumulative sponsored research and sublicensing revenues and $21,442,000 in consideration for the issuance of debt and equity securities, including net proceeds of approximately $7,200,000 related to its IPO in January 1995.

         During the six months ended June 30, 1999, net cash used in operating activities was $1,552,000, compared with $2,290,000 for the comparable period in 1998. The lower use of cash in the current period was due to a lower net loss resulting from lower expenses, as previously discussed, and also due to an increase in the Company's accounts payable balance. The latter resulted from the granting of an extension by UFRFI for the Company's quarterly sponsored research payment to August 16, 1999. At June 30, 1999, the Company had cash and investments totaling $654,000, compared with $1,699,000 at December 31, 1998. The Company's working capital was $47,000 at June 30, 1999, compared to $1,410,000 at December 31, 1998. These decreases are attributable to the Company's use of cash to fund its operations during the last six months, partially offset by funding which was provided by a private placement financing as discussed below.

         On August 13, 1999, the Company's Board of Directors approved the merger of the Company with GelTex Pharmaceuticals, Inc., a publicly traded Delaware corporation ("GelTex"), through a reverse triangular merger in which the Company would merge with a wholly owned subsidiary of GelTex. The Company entered into a merger agreement to effect such transaction on August 13, 1999. Both the merger and the merger agreement are subject to approval by the Company's stockholders at a special meeting to be held following approval of the proxy statement by the SEC. In the merger, the Company's stockholders will receive shares of common stock of GelTex for their shares of the Company's
Common Stock and Preferred Stock. If the stockholders approve the merger, the merger will be effected, and the closing of the merger agreement will occur, immediately following the special meeting.

         On February 16, 1999, the underwriter of the Company's IPO agreed to surrender its option to purchase 110,000 shares of Common Stock at $11.20 per share, which it had acquired in connection with the IPO and which was due to expire on January 12, 2000. In exchange for surrender of this option, the Company agreed to issue an equal number of shares of Common Stock to the underwriter at $0.60 per share, for total proceeds of $66,000. Subsequent to the date of the agreement and payment of proceeds to the Company, but prior to the surrender of the underwriter's option, it was determined that the underwriter had previously assigned or disposed of a portion of its option. Accordingly on August 11, 1999, the Company made a decision to refund to the underwriter $43,200 of the $66,000 proceeds and reduce the number of shares of Common Stock to be issued from 110,000 to 38,000.

         On March 31, 1999, the Company sold 66,667 shares of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred) at $4.00 per share and 183,333 shares of Common Stock at $1.273 per share to an institutional investor in a Private Placement pursuant to Regulation D under the Securities Act. The shares of Series B Preferred are initially convertible to Common Stock on a 1-for-1 basis, subject to customary anti-dilution adjustments. Dividends shall accrue on the Series B Preferred at the rate of 8% per annum. In the event of liquidation, dissolution, or winding up of the Company, or, at the option of the holders of the Series B Preferred, a consolidation or merger of the Company or a sale of all or substantially all of its assets, holders of the Series B Preferred will be entitled to receive in preference to holders of the Company's Common Stock an amount per share equal to the original purchase price plus any accrued dividends per share. However, in the event that the proposed merger of the Company with GelTex is consummated (see Note 3 to Item 1, "Subsequent Event-Merger with GelTex Pharmaceuticals, Inc.), all outstanding shares of Preferred Stock will convert into shares of the Company's Common Stock on a 1.5 for 1 basis, and the holder of the Company's Preferred Stock will receive no further preference or payment. Proceeds from this Private Placement were approximately $485,000, net of legal fees.

         The Company's future success is affected by a variety of factors, including progress of the Company's research and development efforts, results of pre-clinical studies and clinical trials, the cost and timing of regulatory approvals, the Company's ability to obtain patent protection for its products on a cost-effective and timely basis, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, its reliance on research institutions and corporate partners, the uncertainty of health care reform, and the competitive environment in which the Company operates. Nasdaq has notified the Company that it is currently not in compliance with the minimum net tangible asset requirement for continued listing on the Nasdaq SmallCap Market. While the Company has not been formally notified that it is no longer eligible for quotation on the Nasdaq SmallCap Market, if the Company does not receive either (i) additional funding sufficient to meet the net tangible asset requirement of Nasdaq or (ii) a waiver of such requirement from Nasdaq, the Company may be delisted from quotation on the Nasdaq SmallCap Market. The Company's existing capital resources will not be sufficient to fund the Company's operations to the point of introduction of a commercially successful product, if and when that time should arrive. No assurance can be given that additional capital will be available on acceptable terms, if at all. At the present time, the Company estimates that its cash balance will be sufficient to fund operations into the third quarter of 1999.

         Upon consummation of the merger with GelTex, the Company's ability to fund its operations will depend completely upon GelTex's ability to fund its operations; however, the Company has need of additional capital to fund its operations until consummation of the merger. Accordingly, the Company is currently pursuing a bridge financing in the form of a loan of up to $1 million, which would be paid back upon consummation of the merger. The Company is also pursuing a potential corporate partner relationship which would provide additional capital and thereby reduce the amount of bridge loan required.

         The Company expects to incur substantial additional research and development expenses, including expenses associated with pre-clinical studies, clinical trials and drug testing. The Company intends to use a portion of its cash resources, together with funds from its existing collaborative arrangements with the Warner-Lambert Company ("Warner-Lambert") and Nippon Kayaku Co., Ltd. ("Nippon Kayaku"), for these purposes. The Company's rights to receive payments from Warner-Lambert and Nippon Kayaku, are dependent upon the achievement of certain milestones by Warner-Lambert and Nippon Kayaku, respectively, and are not within the control of the Company. No assurance can be made that such milestones will be achieved or that such payments will be received by the Company.

                           PART II. OTHER INFORMATION

ITEM 4.   MATTERS SUBMITTED FOR SHAREHOLDER APPROVAL.

         The Company's Annual Meeting of Shareholders was held on June 8, 1999, at which time the shareholders of the Company elected the following directors of the Company to serve until the next annual meeting. The total number of votes cast "For" and "Withheld" from each of the nominees are as set forth opposite their respective names:

                NOMINEES                VOTES FOR              VOTES WITHHELD
                --------                ---------              --------------

   Stefan Borg                          3,634,388                   5,800
   Philip R. Tracy                      3,636,888                   3,300
   Charles L. Dimmler III               3,636,838                   3,350
   Jerry T. Jackson                     3,631,888                   8,300
   Robert S. Janicki, M. D.             3,636,888                   3,300
   Jay Moorin                           3,631,888                   8,300
   Robert A. Schoellhorn                3,636,838                   3,350


         The shareholders of the Company approved the issuance in a private placement of Common Stock of the Company representing 20 percent or more of the number of issued and outstanding shares of such Common Stock. The total number of shares cast "For," cast "Against" and "Abstentions" are set forth below:


                 VOTES FOR             VOTES AGAINST              ABSTENTIONS
                 ---------             -------------              -----------

                 4,023,522                12,130                     2,050

         Finally, the shareholders of the Company ratified the selection of Deloitte & Touche LLP as independent accountants for its fiscal year ended December 31, 1999. The total number of shares cast "For," cast "Against" and "Abstentions" are set forth below:


                 VOTES FOR             VOTES AGAINST              ABSTENTIONS

                 4,752,226                 4,550                      750

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS
                   2.1* Agreement and Plan of Merger dated August 13, 1999 among GelTex Pharmaceuticals, Inc., Shine Acquisition Sub, Inc., and the Company

                  11.1* Statement of computation of weighted average shares outstanding and net loss per share

                  27.1*   Financial Data Schedule




--------
* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUNPHARM CORPORATION


Date: August 16, 1999        By:/s/ STEFAN BORG
                                -------------------------------------------
                                    Stefan Borg
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: August 16, 1999        By:/s/ PAUL M. HERRON
                                -------------------------------------------
                                    Paul M. Herron
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)