Form 10QSB
period 1999-09-30
SUNPHARM CORPORATION
filed 1999-11-15
CIK 884888

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                    Yes: [X]        No [ ]

         Number of shares of the issuer's Common Stock outstanding as of November 11, 1999: 7,400,244.

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

                                              SunPharm Corporation
                                          (A Development Stage Company)

                                                 BALANCE SHEETS
                                                   (Unaudited)

                                                                                    September 30    December 31,
                                                                                       1999             1998
                                                                                    ------------    ------------
    ASSETS
Current Assets:
      Cash ......................................................................   $     28,518    $         --
      Short-term investments ....................................................             --       1,699,200
      Receivables ...............................................................        635,000
      Prepaid expenses and other ................................................         67,375         162,734
                                                                                    ------------    ------------
               Total current assets .............................................        730,893       1,861,934

Receivable from stockholder .....................................................        132,078         124,865
Property and equipment, net .....................................................         53,475          57,933
Other assets ....................................................................          9,275           9,275
                                                                                    ------------    ------------
                                                                                    $    925,721    $  2,054,007
                                                                                    ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable ..........................................................   $  1,046,510    $    213,627
      Accrued liabilities .......................................................        101,438         135,580
      Notes payable .............................................................         14,248         102,706
      Other .....................................................................         92,961              --
                                                                                    ------------    ------------
               Total current liabilities ........................................      1,255,157         451,913

Stockholders' (Deficit) Equity:
      Undesignated preferred stock, par value $0.001
         per share;  2,000,000 shares authorized;
         0 shares issued and outstanding ........................................             --              --
      Series A preferred stock, par value $0.001 per
         share; 300,000 shares authorized; 300,000
         shares issued and outstanding ..........................................            300             300
      Series B preferred stock, par value $0.001 per
         share; 200,000 shares authorized; 66,667
         and 0 shares issued and outstanding ....................................             67              --
      Common stock, par value $0.0001 per share;
         25,000,000 shares authorized; 7,249,241
         and 6,621,395 shares issued and
         outstanding ............................................................            725             662
      Additional paid-in capital ................................................     21,671,051      20,871,578
      Accumulated deficit during development stage ..............................    (22,001,580)    (19,270,446)
                                                                                    ------------    ------------
               Total stockholders' (deficit) equity .............................       (329,437)      1,602,094
                                                                                    ------------    ------------
                                                                                    $    925,721    $  2,054,007
                                                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

                                    SunPharm Corporation
                               (A Development Stage Company)

                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                              Three Months Ended September 30,
                                                                    1999           1998
                                                                 -----------    -----------
Revenues:
      Sponsored Research/Sublicensing Revenue ................   $   625,000    $   100,000
      Interest Income ........................................         4,941         32,695
      Miscellaneous Income ...................................         3,600             --
                                                                 -----------    -----------
          Total Revenues .....................................       633,541        132,695

Expenses:
      Research and Development ...............................       900,672        687,770
      General and Administrative .............................       360,412        362,996
      Royalty Expense ........................................       175,000             --
                                                                 -----------    -----------
          Total Expenses .....................................     1,436,084      1,050,766
                                                                 -----------    -----------

Net Loss .....................................................   $  (802,543)   $  (918,071)
                                                                 ===========    ===========

Net Loss per Share ...........................................   $     (0.11)   $     (0.16)
                                                                 ===========    ===========

Shares used in computing loss per share ......................     7,015,331      5,767,830
                                                                 ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                             SunPharm Corporation
                                         (A Development Stage Company)

                                           STATEMENTS OF OPERATIONS
                                                  (Unaudited)


                                                                                             From Inception
                                                                                             (May 3, 1990)
                                                           Nine Months Ended September 30,      Through
                                                               1999           1998         September 30, 1999
                                                            -----------    -----------     ------------------
Revenues:
      Sponsored Research/Sublicensing Revenue ...........   $   625,000    $   100,000        $  3,740,729
      Interest Income ...................................        38,001        128,726             716,434
      Miscellaneous Income ..............................         6,000             --               6,000
                                                            -----------    -----------        ------------
          Total Revenues ................................       669,001        228,726           4,463,163

Expenses:
      Research and Development ..........................     1,856,492      1,852,568          14,352,293
      General and Administrative ........................     1,368,642      1,382,209          11,447,449
      Royalty Expense ...................................       175,000             --             665,000
                                                            -----------    -----------        ------------
          Total Expenses ................................     3,400,134      3,234,777          26,464,742
                                                            -----------    -----------        ------------

Net Loss ................................................   $(2,731,134)   $(3,006,051)       $(22,001,580)
                                                            ===========    ===========        ============

Net Loss per Share ......................................   $     (0.40)   $     (0.52)
                                                            ===========    ===========

Shares used in computing loss per share .................   $ 6,875,328      5,760,419
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

                                                        SunPharm Corporation
                                                    (A Development Stage Company)

                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                                             (Unaudited)


                                                                                                                          Deficit
                                                                                                                        Accumulated
                                    Redeemable Convertible Preferred Stock                               Additional        During
                                        Series A              Series B              Common Stock          Paid-In       Development
                                    Shares    Amount      Shares    Amount        Shares      Amount      Capital          Stage
                                    ---------------------------------------      --------------------   ------------   ------------
Balance at December 31, 1998 ....   300,000   $   300          --        --      6,621,395   $    662   $ 20,871,578   $(19,270,446)

Issuance of Common Stock ........        --        --          --        --        627,846         63        532,872             --

Issuance of Preferred Stock .....        --        --      66,667   $    67             --         --        266,601             --

Net Loss ........................        --        --          --        --             --         --             --     (2,731,134)
                                    ---------------------------------------      --------------------   ------------   ------------

Balance at September 30, 1999 ...   300,000   $   300      66,667   $    67      7,249,241   $    725   $ 21,671,051   $(22,001,580)
                                    =======================================      ====================   ============   ============

The accompanying notes are an integral part of these financial statements.

                                                 SunPharm Corporation
                                            (A Development Stage Company)

                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                    From Inception
                                                                                                      May 3, 1990
                                                                    Nine Months Ended September 30,     through
                                                                         1999            1998      September 30, 1999
                                                                     ------------    ------------  ------------------
Operating activities
     Net loss ....................................................   $ (2,731,134)   $ (3,006,051)   $(22,001,580)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
           Depreciation and amortization .........................          7,733           5,544          93,413
           Compensation expense related to options,
             warrants and stock appreciation rights ..............             --              --         999,016
           Amortization of deferred offering costs
             incurred in connection with
             issuance of Bridge Notes ............................             --              --         775,000
           Write-off of patents ..................................             --              --          70,120
           Increase in receivable from
             stockholder .........................................         (7,213)        (13,186)       (132,078)
           (Increase) decrease in receivables, prepaid
              expenses and other assets ..........................       (539,641)        145,755        (710,041)
           Increase (decrease) in accounts payable ...............        832,883        (182,994)      1,046,510
           (Decrease) increase in accrued liabilities ............        (34,142)        (33,998)        407,688
           Increase in other liabilities .........................         92,961              --          92,961
                                                                     ------------    ------------    ------------
             Total adjustments ...................................        352,581         (78,879)      2,642,589
                                                                     ------------    ------------    ------------
Net cash used in operating activities ............................     (2,378,552)     (3,084,930)    (19,358,990)
                                                                     ------------    ------------    ------------

Investing activities
     Purchases of short-term investments .........................     (3,384,030)     (4,694,296)    (29,872,861)
     Sales and maturities of short-term investments ..............      5,083,230       8,465,508      29,872,861
     Purchases of property and equipment .........................         (3,275)        (25,068)        (83,193)
     Payment of patent costs .....................................             --              --         (67,424)
                                                                     ------------    ------------    ------------
Net cash provided by (used in) investing activities ..............      1,695,925       3,746,144        (150,617)
                                                                     ------------    ------------    ------------

Financing activities
     Repayments of notes payable .................................        (88,459)       (155,271)        (85,753)
     Issuance of Series A preferred stock ........................             --              --       1,673,225
     Issuance of Series B preferred stock ........................        266,668              --         716,668
     Issuance of common stock ....................................        532,935          17,585      17,831,332
     Stock offering costs ........................................             --              --        (597,348)
     Repayment of payable to shareholders ........................             --              --              --
                                                                     ------------    ------------    ------------
Net cash provided by (used in) financing activities ..............        711,145        (137,686)     19,538,125
                                                                     ------------    ------------    ------------

Net change in cash ...............................................         28,518         523,528          28,518
Cash at beginning of period ......................................             --         356,969              --
                                                                     ------------    ------------    ------------
Cash at end of period ............................................   $     28,518    $    880,497    $     28,518
                                                                     ============    ============    ============

Supplemental information:
     Cash paid for interest ......................................   $      2,922    $      3,550    $    170,374
                                                                     ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                              SUNPHARM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet at September 30, 1999, the related statements of operations for the three- and nine-month periods ended September 30, 1999 and 1998 and the period from inception (May 3, 1990) through September 30, 1999, the statement of stockholders' equity at September 30, 1999, and the statements of cash flows for the nine-month periods ended September 30, 1999 and 1998 and the period from inception through September 30, 1999 are unaudited. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1998 Form 10-KSB. The unaudited interim financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented, and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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


2.       MERGER WITH GELTEX PHARMACEUTICALS, INC.

         On August 13, 1999, the Company's Board of Directors approved the merger of the Company with GelTex Pharmaceuticals, Inc., a publicly traded Delaware corporation ("GelTex"), through a reverse triangular merger in which the Company would merge with a wholly owned subsidiary of GelTex. The Company entered into a merger agreement to effect such transaction on August 13, 1999. Both the merger and the merger agreement are subject to approval by the Company's stockholders at a special meeting to be held on November 16, 1999. Pursuant to the terms of the merger agreement, the Company's stockholders will receive shares of common stock of GelTex for their shares of the Company's
Common Stock and Preferred Stock. If the stockholders approve the merger, the merger will be effected, and the closing of the merger agreement will occur, immediately following the special meeting.


3.       LICENSE AGREEMENT WITH SCHEIN PHARMACEUTICAL, INC.

         On September 30, 1999, the Company and Schein Pharmaceutical, Inc. ("Schein") entered into an exclusive license agreement whereby Schein will obtain the rights to develop and market a proprietary iron chelator in the Untied States, Europe and certain Far Eastern territories. Under the agreement, the Company is entitled to receive payments contingent upon reaching certain clinical, regulatory and manufacturing milestones, in addition to royalties on sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in May 1990, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions. The Company's drug development strategy emphasizes conducting its research and preclinical activities at the University of Florida, with clinical investigations conducted at various sites, including the University of Florida. The Company has incurred cumulative net losses of $22,001,580 from its inception through September 30, 1999.

         The Company has recently undertaken an assessment of its financial and operational systems to ensure Year 2000 ("Y2K") compliance. Y2K problems result from the inability of certain computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999 because certain computer programs or equipment may interpret the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business. Based on its review to date, the Company does not anticipate that it will incur any significant costs relating to the remediation of Y2K issues or cause any significant costs to be incurred by GelTex if the merger discussed in Note 2 to the financial statements herein is approved. Similarly, the Company believes that the potential impact, if any, of its systems not being Y2K compliant should not impact the Company's or GelTex's ability to continue its research and development activities. However, there can be no assurance at this time that the Company, its research and business partners, vendors or customers will successfully be able to identify and remedy all potential Y2K problems or that a system failure resulting from a failure to identify any such problems would not have a material adverse effect on the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Interest income decreased to $5,000 for the three months ended September 30, 1999 from $33,000 earned in the same period in 1998. The decrease is attributable to a lower average cash balance available for investment during the current quarter.

         The $625,000 of sublicensing revenue was attributable to the license agreement executed with Schein Pharmaceutical, Inc. The related liability for a 28% royalty payment to the University of Florida Research Foundation, Inc. was included in accounts payable.

         The Company's research and development expenses totaled $901,000 for the quarter, an increase of 24% from the $688,000 recorded in the same period in 1998. The higher expenses in the current period were due to an increase in pre-clinical and regulatory expenses, in that the Company was preparing to initiate clinical investigations during the current period.

         General and administrative expenses were $360,000 for the three months ended September 30, 1999, essentially unchanged from the $363,000 recorded in the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Interest income decreased to $38,000 for the nine months ended September 30, 1999 from $129,000 earned in the same period in 1998. The decrease is attributable to a lower average cash balance available for investment.

         The  $625,000  of  changed   research  to   sublicensing   revenue  was
attributable to the license agreement with Schein Pharmaceutical, Inc. The related liability for a 28% royalty payment to the University of Florida Research Foundation, Inc. was included in accounts payable.

         The Company's research and development expenses totaled $1,856,000 for the nine months ended September 30, 1999, a slight increase from the $1,853,000 recorded in the same period in 1998.

         General and administrative expenses were $1,369,000 for the nine months ended September 30, 1999, as compared to $1,382,000 for the same period in 1998, a decrease of 1%.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through collaborative research and sublicense agreements with its strategic alliance partners and through the issuance of debt and equity securities. Through September 30, 1999, the Company has received $3,741,000 of cumulative sponsored research and sublicensing revenues and $21,672,000 in consideration for the issuance of debt and equity securities, including net proceeds of approximately $7,200,000 related to its IPO in January 1995. Between August 4, 1999 and November 11, 1999, the Company received $339,000 in cash from the exercise of various options and warrants.

         During the nine months ended September 30, 1999, net cash used in operating activities was $2,379,000, compared with $3,085,000 for the comparable period in 1998. The lower use of cash in the current period was due to a lower net loss resulting from lower expenses, as previously discussed, and also due to an increase in the Company's accounts payable balance. At September 30, 1999, the Company had cash and investments totaling $29,000, compared with $1,699,000 at December 31, 1998. The Company's working capital was negative $525,000 at September 30, 1999, compared to $1,410,000 at December 31, 1998. These decreases are attributable to the Company's use of cash to fund its operations during the first nine months of 1999.

         On August 13, 1999, the Company's Board of Directors approved the merger of the Company with GelTex Pharmaceuticals, Inc. a publicly traded Delaware corporation ("GelTex"), through a reverse triangular merger in which the Company would merge with a wholly owned subsidiary of GelTex. The Company entered into a merger agreement to effect such transaction on August 13, 1999. Both the merger and the merger agreement are subject to approval by the Company' stockholders at a special meeting to be held on November 16, 1999. In the merger, the Company's stockholders will receive shares of common stock of GelTex for their shares of the Company's Common Stock and Preferred Stock. If the stockholders approve the merger, the merger will be effected, and the closing of the merger agreement will occur, immediately following the special meeting.

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

         The Company's future success is affected by a variety of factors, including progress of the Company's research and development efforts, results of pre-clinical studies and clinical trials, the cost and timing of regulatory approvals, the Company's ability to obtain patent protection for its products on a cost-effective and timely basis, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, its reliance on research institutions and corporate partners, the uncertainty of health care reform, and the competitive environment in which the Company operates. Nasdaq has notified the Company that, while it is currently not in compliance with the minimum net tangible asset requirement for continued listing on the Nasdaq SmallCap Market, it has been granted an extension to remain out of compliance until November 30, which is intended to allow completion of its merger with GelTex. If the merger is not completed by such date, the Company may be delisted from quotation on the Nasdaq SmallCap Market. In addition, the Company's existing capital resources will not be sufficient to fund the Company's operations to the point of introduction of a commercially successful product, if and when that time should arrive. No assurance can be given that additional capital will be available on acceptable terms, if at all. At the present time, the Company's cash balance is sufficient to fund operations to the scheduled closing of the merger with GelTex on November 16, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   EXHIBITS

                10.1+ Sublicense Agreement dated October 4, 1999 between Schein Pharmaceutical, Inc. and SunPharm Corporation

                11.1* Statement of computation of weighted average shares outstanding and net loss per share

                27.1*   Financial Data Schedule




-----------------
+ Confidential treatment has been requested for portions of the referenced agreement. The copy filed as an exhibit omits the information subject to the confidentiality request.
*    Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SUNPHARM CORPORATION


Date:  November 15, 1999   By:  /s/ STEFAN BORG
                                ------------------------------------------------
                                    Stefan Borg
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  November 15, 1999   By:  /s/ PAUL M. HERRON
                                ------------------------------------------------
                                    Paul M. Herron
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)